Form 10KSB
period 1998-12-31
CARNEGIE INTERNATIONAL CORP
filed 1999-04-27
CIK 311172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       C>
For the Fiscal Year Ended December 31, 1998.                                       Commission file number:   0-8918

                       CARNEGIE INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Colorado                                                               13-3692114
(State or other jurisdiction                                                    (I.R.S. Employer of incorporation or
organization)                                                                                    Identification No.)

 11350 McCormick Rd., Executive Plaza 3, Suite 1001, Hunt Valley, Maryland 21031
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (410) 785-7400

           Securities registered pursuant to Section 12(b) of the Act)

         Title of Class                                                   Name of Each Exchange on Which Registered
               None                                                                             None

           Securities registered pursuant to Section 12(g) of the Act)

                                  Common Stock
                                (Title of Class)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
                               Yes X             No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   X

State the issuers revenues for the most recent fiscal year:  $11,657,223

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 1999 was approximately $152,097,437, computed by reference to the closing bid price of the registrant's common stock on such date
($7.125).

The number of shares of the  registrant's  common stock  outstanding as of March
26, 1999 was 52,645,245.  Transactional  Small Business Disclosure Format (check one):
Yes         No    X
    ----
                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit Index.




                                TABLE OF CONTENTS


                                                                                                       Page

                                     PART I

Item 1.  Description of Business.........................................................................1

Item 2.  Description of Property........................................................................14

Item 3.  Legal Proceedings..............................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders............................................15


                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.......................................15

Item 6.  Management's Discussion and Analysis or Plan of Operation......................................17

Item 7.  Financial Statements...........................................................................24

Item 8.  Changes In and Disagreements with Accountants On Accounting and
          Financial Disclosure..........................................................................24


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act........................................................25

Item 10. Executive Compensation.........................................................................28

Item 11. Security Ownership of Certain Beneficial Owners and Management.................................30

Item 12. Certain Relationships and Related Transactions.................................................31

Item 13. Exhibits, List and Reports on Form 8-K.........................................................32

SIGNATURES..............................................................................................33


                                     PART I

ITEM 1.  Description of Business.

CORPORATE HISTORY

General

         The Corporation was formed under the laws of the State of Colorado in 1974 to engage in the development, manufacture and sale of solar energy systems. The Corporation ceased operations twice thereafter and was last revived in August 1994. The current history of the Corporation began in March 1996, when it entered into an Exchange Agreement with Grandname Limited, a British Virgin Islands corporation ("Grandname") pursuant to which the Corporation exchanged its common stock, no par value ("Common Stock") for all of the stock of Electronic Card Acceptance Corporation, a Virginia corporation ("ECAC"), and DAR Products Corporation, a Maryland corporation ("DAR"). As a result of the Exchange Agreement, ECAC and DAR became wholly-owned subsidiaries of the Corporation. ECAC engages in the transaction processing and servicing of credit card transactions for merchants. DAR owns and licenses a patented Non-grip Technology(R) for application to a variety of handheld items which minimizes or eliminates the need for the user to exert a gripping force. During the spring of 1997, the Board of Directors of the Corporation made a decision to focus the future operations of the Corporation primarily in telecommunications rather than financial services due to the then declining profit margins and increased competition in that industry and greater perceived opportunity for rapid growth in the telecommunications industry.

Transactions Through 1998

         In furtherance of the implementation of the business strategy of concentrating in the telecommunications business, the Corporation effected the following transactions involving ECAC and DAR: (i) in April 1997, sold a portion of it's ECAC accounts; (ii) in January 1998, sold ECAC's subsidiary, ECAC (Europe), Ltd., and then sold ECAC, retaining only an interest in the accounts of one bank; and (iii) in September 1997, spun-off DAR by forming TimeCast Corporation ("TimeCast"), a Nevada corporation, to act as a holding company for DAR and to be utilized to acquire other businesses.

         In  addition,   between  September  1997  and  December  31,  1998  the
Corporation acquired the following companies:

         Profit Through Telecommunications (Europe) Ltd. ("PTT"), a telecommunications software company providing business solutions utilizing proprietary speech recognition, touch tone and bar code responses to send and/or receive information, including a multi-language automated voice response system ("MAVIS(TM)"), on September 29, 1997;

         Talidan Limited, a telecommunications company that creates call traffic for telecommunication carriers by promoting, through print media and television, information and entertainment services using their circuits ("Talidan"), on September 29, 1997;

         Harbor City Corporation trading as ACC Telecom ("ACC"), a leading reseller of equipment and business telephone systems for Comdial, SONY and Sprint, on February 1, 1998;

         Voice Quest, Inc. ("Voice Quest"), a developer and provider of speech recognition and voice mail technology products, including an automated attendant system known as "Personal Operator(TM)," on November 20, 1998; and

         RomNet Support Services, Inc. ("RomNet"), an Internet, e-business and technical support services company, on December 1, 1998.

         In addition to all of the above transactions related to the Corporation's telecommunications strategy, the Corporation made one additional acquisition. In order to provide cash flow to the Corporation in the period prior to the time that the Corporation's telecommunications business becomes self-sustaining, the Corporation acquired the Victoria Station Restaurant ("Victoria") in Virginia Gardens, Florida, effective in August 1997.

         In June 1998, the Corporation also sold all of it's business of Talidan derived from print media, but retained its business derived from television media.

Subsequent Events

         In January 1999, the Corporation executed a letter of intent to acquire all of the assets of (i) The Phone Stop, Inc., a Chicago telephony company engaged in sales of Ameritech cellular phones and services, as well as answering machines, cordless phones, pagers and related residential phone products and
(ii) an affiliated entity engaged in the sales and servicing of Comdial phone equipment, primarily to governmental agencies. In February 1999, the Corporation executed a letter of intent to acquire PCNet, Inc., a Connecticut corporation, which is a leading value-added reseller specializing in E-Commerce and Electronic Digital Interchange, PC hardware, software, network integration and support services. There is no certainty that a definitive purchase will be consummated with respect to either letter of intent.

         In February 1999, in response to an unsolicited offer, the Corporation entered into a non-binding letter of intent to sell all of the outstanding stock of Talidan for stock of Entertainment Internet, Inc. ("EII"). The letter is subject to due diligence by both parties which has not yet commenced. EII, whose stock is traded on over-the-counter market, provides online subscriber electronic information and data distribution services for the entertainment, media and creative industries.

         In February 1999, the Corporation acquired the stock of Paramount International Telecommunications, Inc., a Nevada corporation ("Paramount"), an outside service provider to the hospitality, health care and pay-telephone industries in the United States, Mexico and Canada. In exchange for all of the issued and outstanding stock of Paramount, the Corporation issued to the former Paramount stockholders 6,950,000 shares of its restricted Common Stock. Pursuant to the Acquisition Agreement, Paramount entered into employment agreements with each of the four former stockholders of Paramount (See "Subsequent Acquisition--Paramount").

BUSINESS

         The Corporation is a holding company that conducts business primarily through wholly owned subsidiaries specializing in telephony, telecommunications and Internet products and services. The Corporation also has subsidiaries in the financial services and restaurant industries. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. In addition, the Corporation formed Carnegie Communications, Inc. ("CCI") to assist in the marketing of MAVIS(TM) and other PTT software products. The Corporation's telecommunication's business includes the development of interactive voice response and voice recognition system software; the provision of technical support, beta testing and Internet support for telephone related computer services; the sale, installation and servicing of telephone equipment; the marketing of international long distance call traffic through the promotion of information and entertainment services; and, since the acquisition of Paramount, the provision of long distance call routing services to the hospitality and health care industries. The Corporation's restaurant business consists of the ownership and operation of one restaurant located in the Miami, Florida area. The Corporation continues activity in financial services in the processing of credit card accounts through its subsidiary Electronic Card Processing, Inc. ("ECPI"). The Corporation has sixteen full-time employees.

Speech Recognition and Interactive Voice Response --PTT and Voice Quest

         General. Speech is typically the most natural, efficient and convenient means of human communication. Speech recognition technology converts spoken inputs into digital electronic signals, which are then decoded by a computer processor into specific computer instructions or data. Until recently, speech recognition technology and products have been deficient and costly, thereby limiting widespread acceptance. Early speech recognition applications typically required programming of equipment to recognize a limited number of discrete words spoken by a specific user. These speaker-dependent systems also tended to be sensitive to background noise and to changes in speech patterns of the user. Additionally, these initial speech recognition applications had limited vocabularies and required the user to speak discretely, pausing between each word, rather than allowing natural continuous speech.

         With the development of more reliable and efficient technology, including an increase in speed, as well as a reduction of costs in computer processors and increased public familiarity with computer automated devices, the integration of human speech as an interface to telephone and computer applications has become an accepted feature of many telecommunications applications. PTT and Voice Quest design, develop, commercialize and market proprietary products that exploit these recent advances in speech recognition technologies, including PTT's MAVIS(TM) and Voice Quest's Personal Operator(TM).

         In addition, PTT and Voice Quest develop interactive voice response ("IVR") software products, using the caller's voice commands. The telephony industry is developing a variety of new applications each year and expects to benefit from the efficiencies and cost savings of this relatively new technology.

         In its acquisitions of PTT and Voice Quest, the Corporation has obtained the services of two of the leading pioneers in the field of voice recognition systems.

Technological advancements created by Voice Quest, particularly with respect to voice mail features, will be used to complement and strengthen the MAVIS(TM) product.

MAVIS(TM)

         General. PTT is engaged in the development and marketing of MAVIS(TM), a multi- language automated voice independent recognition system. MAVIS(TM) creates an auto attendant for businesses that connects callers to an individual or department using voice only without the need to key punch numbers. On the occasions when MAVIS(TM) is unsure of the callers request, it will ask the caller to repeat themselves, exactly as a live operator does, and then processes the call. Upon receiving a call, MAVIS(TM) simply asks the caller for the name of the person or department that the caller requires. The caller is then asked to identify himself, before being transferred to the necessary extension. The recipient has the choice to accept or reject the announced call. Rejected callers hear a message and are invited to leave a message in the voice mail. If the caller doesn't want to leave a message they can ask for the operator, in which case MAVIS(TM) will transfer the call to a live operator.

         MAVIS(TM) interfaces with Microsoft's Windows NT and Lernout & Hauspie's ASR Run- Time and TTS Run-Time software programs. Lernout & Hauspie, a Belgium company, is a world leader in the burgeoning market for multi-language enhanced speech recognition, and MAVIS(TM) can be operated in any language that Lernout and Hauspie's speech recognition platform supports, which currently includes "American" English, "British" English, French, Spanish, Portuguese, Italian, Russian and German. MAVIS(TM) can also provide voice mail and e-mail capabilities. A caller has the option to access both voice mail and e-mail remotely through MAVIS(TM) without the need for a computer by using text to speech technology to read the voice mail or e-mail to the caller. The caller can then request that the voice mail or e-mail be repeated, deleted or saved by stating the appropriate voice command instead of pressing buttons on the telephone keypad. MAVIS(TM) can be both retrofited to perform with most existing private branch exchange ("PBX") equipment or can be incorporated into new PBX switchboards.

         Marketing. The Corporation has entered into a Distributor Agreement with ALLTEL Supply, Inc., a business unit of ALLTEL Corp., an information technology company that provides wireline and wireless communications and information services, and is also a leading distributor of communications and data networking equipment for data network service providers and end users. ALLTEL Corp. is a major distributor of Panasonic, Comdial and Lucent telecommunications equipment and had total revenues of $5.2 billion for 1998. ALLTEL Supply, Inc. is one of the nations leading providers of telecommunications and data communications products. Pursuant to the Distributor Agreement, ALLTEL Supply, Inc. will market MAVIS(TM) throughout the United States, including to its affiliates. The Corporation has already received a $100,000 initial order from ALLTEL Supply, Inc. to supply equipment with pre-installed MAVIS(TM) software, based upon orders placed with ALLTEL Supply, Inc. by its customers. CCI will serve as a liaison to ALLTEL Supply and will work to broaden vertical sales channels for MAVIS(TM) and other PTT developed applications.

         ACC, through its existing relationship with Comdial dealers, and other telephony dealers to be acquired by the Corporation will market MAVIS(TM) as an integrated addition to existing PBX systems. The Corporation also intends to negotiate with major manufacturers of multiple line business phone systems and switchboards such as Comdial and Sprint for MAVIS(TM) software to be incorporated directly into their hardware products. The Corporation will also market MAVIS(TM) to the hospitality and the health care industries through Paramount, its recent acquisition, and to the clients of RomNet. PTT and CCI are currently seeking marketing partners throughout the United Kingdom and Europe and CCI and ACC are doing the same throughout the United States.

         The Corporation will also market MAVIS(TM) in the former Soviet Union, Poland, Hungary, Czech Republic and other countries of the Eastern Block (the "Eastern Block"). The Corporation acquired PTT and Talidan in a transaction brokered by Tiller Holding Limited, an Anguilla company ("Tiller"). As a part of the transaction, Tiller and the stockholders of PTT and Talidan (collectively the "Tiller Group") received certain options to purchase additional shares of the Corporation's Common Stock. To the extent that these options were not fully exercised by the third anniversary of the date of issue, the holders could, for a period of 30 days thereafter, exercise the remaining options in whole or in part, and require the Corporation to purchase the resultant shares at the then market price. On December 8, 1998, the Corporation sold the rights to sell MAVIS(TM) exclusively in the Eastern Block to a designee of the Tiller Group, in exchange for the relinquishment of the put rights of the Tiller Group under the options. As a result of the transaction, the Corporation recognized income in the amount of $3,107,564. In addition, Tiller acquired for nominal consideration non-exclusive rights to sell MAVIS(TM) in Italy, subject to minimum sales requirements and to subscribers of Eudora (an Internet service provider).

Personal Operator(TM)

         Voice Quest is also a developer and provider of speech recognition and voice mail technologies and products. Voice Quest's main product is the Personal Operator(TM) which is an automated attendant system similar to MAVIS(TM), except that it is not a multi-lingual product and has fewer capabilities. However, the Personal Operator(TM) has voice mail capabilities not available with MAVIS(TM). Personal Operator(TM) enables the routing of inbound calls and faxes using speech recognition technology. It enables voice interaction between the caller and the system. It offers call routing by person or department name, automatic directory routing by first then last name, and automatic fax routing by stating the intended recipient's name and then pressing the fax start button. The Personal Operator(TM) has a new QuickMessage interface, which is a special call screening application that lets a person communicate to callers with a short message without having to take the call. The Personal Operator(TM) also features follow me calling, message delivery, message center, internal and external paging, multiple phones per user or multiple users per phone. Personal Operator(TM) is used on PBX equipment and functions similar to MAVIS(TM).

         The addition of Voice Quest allows the Corporation to market its speech recognition product line to a broader spectrum of clients. The Corporation intends to market MAVIS(TM) to larger companies requiring highly sophisticated systems and Personal Operator(TM) to smaller and medium size businesses seeking affordable speech recognition systems.

         PTT has also developed a variety of IVR software products which are currently being marketed in Europe and will be marketed in the United States in the future. Due to the Corporation's current concentration on marketing MAVIS(TM), it does not have an expected date to commence marketing of the IVR software products in the United States. These products include the following:

         OrderMaster(TM): This product allows businesses to place orders from various suppliers in a general voice box owned by PTT. The orders are then forwarded to the supplier seemlessly. Conventional phone ordering requires calls to each supplier individually by a certain time or, if placed after business hours, require a voice mail to be provided and a response on the next business day. OrderMaster(TM) allows the customer to place the order at any time seven days a week which is transmitted to the supplier instantly. PTT charges a fee for handling each order to the supplier. This will allow the customer to reduce its internal costs by eliminating answering services and providing timely updating of inventory records.

         WageMaster(TM): This product is an automated payroll designed for use by small businesses over the telephone. Callers enter time and pay. The software then calculates and records the deductions and sends a facsimile similar to a pay stub to the client. PTT charges an annual fee and a calculation fee.

         Database Management: This is a software product which is used to collect over the telephone a variety of information from individuals, such as name, address, telephone number, identity and date of purchase of products. Its first commercial application is planned to register purchases. PTT charges a database management fee to the manufacturer of the product.

         Profiling: This is an IVR program used to analyze prospective employees for companies. PTT has a contract for profiling applicants for executive positions with a bank in the United Kingdom.

         Travel Information: This product is used by travelers. A special telephone number is advertised to the public. The caller states his destination country and is informed of various information relative to that country such as necessary inoculations. The caller pays a premium telephone rate for this service and PTT receives a portion of such fee from the telephone company.

         Hotels: PTT has an agreement with British Travel Agents Accommodation Register (the "Register") whereby the Register advertises hotel rooms on behalf of the English and Scottish tourist boards in national newspapers. The customer calls a free telephone number which allows the customer to reserve a hotel room. The customer information is then passed on to the relevant hotel instantly. PTT charges a fee to the participating hotels for the maintenance of the hotel database.

         Security Micro Dot: This is a security program to assist in the recovery of stolen automobiles. The vehicle and its principal parts are embedded with a serial number that is not visible to the naked eye. PTT maintains a database of these serial numbers which may be accessed by telephone. PTT is paid a maintenance fee and for calls made to the database.

         Call-a-Card(TM): This is an interactive software program pursuant to which a customer calls a special telephone number and dictates a greeting message. A card is sent to the intended recipient giving him or her a telephone number to call. When that number is called the special recorded message is broadcast.

         Employee Supervision: This program is designed for companies with a large number of employees nationally or internationally that perform services at a customer's business such as a cleaning service. The employee is required to call a special telephone number when arriving at and leaving the customer's business, which information is recorded and sent to the client. If an employee doesn't call at the specified time, a supervisor is called and informed.

         In addition to the Personal Operator(TM), Voice Quest's other products include a database query product and a prescription refill system. The database query product is IVR software which provides instantaneous automated speech recognized databases similar to the OrderMaster(TM).

Telephone Business Systems--ACC

         ACC engages in the sale, installation and servicing of key business telephones and systems including the new telecom technologies such as computer telephone integration, data cabling, networking, auto attendant and voice-mail systems, video conferencing equipment and integrated voice response systems. In addition, ACC has recently begun to market PTT's IVR products and the MAVIS(TM) system to its customers. ACC is one of the leading telecommunications hardware and software inter-connect dealers in the Baltimore-Washington metropolitan area. ACC targets mostly small to mid-sized businesses, providing flexible and cost effective phone systems, voice messaging and call center facilities.

         ACC's major revenues are derived from the sale, installation and servicing of Comdial telecommunications equipment, which accounted for approximately 97% of revenues in 1998. Comdial is a major manufacturer of business telecom systems in the United States and in 1998 ACC Telecom was its second largest commercial dealer. ACC also purchases equipment from Sprint's North Supply and ALLTEL Corp. ACC's recently submitted application to become an accredited Lucent Technologies dealer has been accepted, which should open a broader market to ACC.

         Sales are made by ACC directly to business end-users by its sales department which currently consists of ten employees. The sales department is made up of highly trained and experienced personnel with on-going training to cope with the ever-changing telecommunications technology. Marketing is achieved principally by heavy Yellow Page advertising throughout the Baltimore-Washington regions, in Northern Virginia and in the Wilmington, Delaware area, telemarketing and customer referrals. ACC currently has approximately 2,700 customers.

         The market for ACC's products and equipment is subject to rapid technological change, changes in customer requirements and frequent new product introductions. However, the small- to-mid-sized business targeted by ACC is less likely to rapidly change their phone system with every new technological change. Generally, customers needs and expectations will require ACC to continuously identify, test and market new equipment and features that keep pace with the new technology, evolving industry standards and competitive offerings. These activities will require ACC to make expenditures on testing equipment and on the training of both sales and service personnel. ACC has been approved as a bidder on contracts for the federal General Services Agency and Department of Defense and Maryland's State Department of Procurement.

         In the past few years, ACC has significantly increased its business in Northern Virginia. As a result, ACC has opened a branch in Fairfax, Virginia to be able to more expeditiously serve its growing customer base in that area. In March 1999, ACC opened a branch in New Castle, Delaware, in the Wilmington, Delaware area, a region in which the Corporation has determined to have a high potential growth market.

         ACC has long maintained a favorable relationship with its suppliers such as Comdial's Key Voice, Sprint's North Supply, and ALLTEL Corp. for its main systems and products. Incidentals, such as computers, monitors, keyboards, jacks, and cords are usually purchased through a variety of vendors that are easily accessible. If ACC were to experience significant delays, interruptions or reductions in its supply of Comdial key telephone systems, or unfavorable changes to prices and delivery terms, ACC could be adversely affected.

Support Services--RomNet, Inc.

         RomNet is engaged in the business of providing technical support services for software and hardware, beta testing, and Internet support. RomNet's major clients include: Macmillan Publishers, which is based in the United Kingdom; Arthur Andersen LLP; Yahoo! Inc. and the Yahoo! Store; Pitney Bowes; Scientific American Magazine; the American College of Cardiology; Aztech New Media; and Nature Science Magazine. Global technical support for software and hardware comprises about 60-65% of RomNet's services. The Corporation intends to use RomNet to provide technical support for MAVIS(TM) software.

         In addition, 5-10% of RomNet's services are for beta testing, which tests new products prior to distribution. The Internet support and services comprise 20-25% of RomNet's business. These include web design, web hosting, technical support for Internet related services including E-Commerce transactions via the Internet, TCP/IP connectivity and the use of various browsers. RomNet intends to support more Internet related activities and E-Commerce related activities in the future.

         An additional 5% of RomNet's business is made up of product sales and product fulfillment. Providing technical support affords the opportunity to sell products available from its clients or to offer discounts and promotions. RomNet also fulfills product orders for its clients, serving as a telephone distribution channel to supplement primary retail channels of its clients. In this capacity, RomNet employs the latest technology in order fulfillment, credit card authorization and secure electronic commerce.

         RomNet has a total of 28 customers and supports over 200 products from various software, hardware and Internet companies. Products range from business and financial applications from Pitney Bowes and Arthur Andersen to "edutainment" titles for children from Houghton Mifflin Publishing and Hasbro Interactive. RomNet assigns a project manager for every client, who becomes an expert on that client's particular product. Along with a core group of technicians, RomNet provides professional, quality support and courteous customer care.

Call Traffic Marketing--Talidan

         Talidan is engaged in the business of creating call traffic for small international telephone carriers by public promotion of information and entertainment services using the telephone circuits of such carriers. Telecommunication companies have agreements which determine how an imbalance of telephone traffic to and from a country is handled. Generally, a payment is made by the carrier from which the higher level of traffic originated. Talidan's promotions create or increase an imbalance of call traffic in favor of its associated telephone carriers. Talidan receives commissions from these carriers as a percentage of the imbalance payments which these carriers receive from their correspondent carriers. Talidan currently has contracts with international carriers in Sao Tome and a contract with a domestic carrier in Brazil utilizing circuits inside of that country.

         The services promoted by Talidan use dedicated ranges of telephone numbers allocated for that purpose. The most successful of the services are those appealing to a late night adult audience. Advertisements for these services were placed on television in Brazil and in print in newspapers and magazines elsewhere. The domestic carrier in Brazil has agreements with advertising merchants to provide the television advertisements on behalf of the local carrier and Talidan. Callers respond to such ads and are charged by their local telephone company for calls to the international destination. The originating local carriers pay Talidan's international carrier who then pays Talidan.

         The Corporation determined that the late night adult audience reached by the print and television media was not consistent with the business image it wanted to convey with its other telecommunications companies. Initially, Talidan sold all of its business derived from print media, including rights to certain telephone numbers, line access and advertising materials, to Westshire Trading Company, Inc., a Bahamas corporation in June 1998 and retained its business derived from television media to provide additional cash flow to the Corporation. In February 1999, the Corporation as a result of an unsolicited offer, entered into a non-binding letter of intent to sell all of the outstanding stock of Talidan to EII. The transaction is subject to satisfaction of the Corporation with its due diligence examination of EII and other conditions.

Victoria Station Restaurant

         Victoria is located in Virginia Gardens, Florida and was opened in 1973. The Corporation acquired the restaurant in August 1997 to provide cash flow to the Corporation until its telecommunications companies could support the operations of the Corporation. The restaurant is a full service steak house which features quality steaks, barbecue ribs, chicken, fish, a salad bar and a full liquor service. Victoria emphasizes consistent high quality ingredients and generous portions at moderate prices in a casual dining atmosphere. The restaurant attracts a diverse mix of customers, including professionals and families, near Miami International Airport.

Financial Services

         In May 1996, the Corporation acquired ECAC which was engaged in the business of processing credit card accounts. In 1997, due to then declining profit margins and increased competition in credit card processing and greater perceived opportunity for rapid growth in telecommunications, the Corporation decided to sell ECAC and to utilize the funds derived thereby to finance acquisitions in and operations of telecommunications businesses. As a result, the Corporation sold approximately 75% of ECAC's accounts in April 1997 and all of the stock of ECAC and its start-up operation in Europe in January 1998. The Corporation retained a 40% interest in the future gross profit derived by ECAC from the credit card accounts of Franklin Bank, which operates in Southfield, Michigan, a suburb of Detroit.

COMPETITION

         The Corporation's competitors in the development of voice recognition systems are independent companies such as Vocalis, Phillips and VCS, as well as PBX and key telephone manufacturers such as Lucent Technologies, Northern Telecom, Siemens, Executone, Panasonic and Toshiba which the Corporation believes are seeking a voice recognition system partner to integrate such systems into their equipment. Most of these companies have greater financial, technical, personnel and other resources than the Corporation and have established reputations for success in the development, licensing and sale of their products and technology. The Corporation believes that its MAVIS(TM) and Personal Operator(TM) systems can compete favorably with any other similar system being currently marketed because, unlike most such systems, each can be integrated with most existing and all new PBX equipment and MAVIS(TM) can be produced in seven different languages. The most comparable product to MAVIS(TM) is the Personal Operator(TM), which is now owned by the Corporation. However, ongoing research and product development for voice recognition products is widespread, and as a result, the Company does not know the full extent of its competition or the stage of its competitors' product development. The
Corporation believes that other larger companies including Voice Control Systems, Registry Magic, Locus and General Magic are attempting to develop voice recognition software systems functionally similar to MAVIS(TM). The Corporation's new relationship with ALLTEL Supply, Inc., one of the nation's leading providers of telecommunications and data communications products, will greatly increase the Corporation's ability to compete with other large telecommunication dealers that enter the market in the future.

         There are many companies developing IVR software products that have substantially greater technical, financial and marketing resources as well as larger customer bases and greater name recognition than the Corporation. The Corporation's competitors in the telephony oriented market for messaging systems are independent suppliers, including Octel Communications, Centigram Communications, Active Voice, Voysys, and Cellware Technologies. PTT and Voice Quest's IVR products represent a rapidly evolving market with competition from many companies pursuing the development of competing IVR software products. However, the Corporation believes that it can compete based on innovation of the Corporation's products, early marketing, price, relationship with end-users, and the universality of many of its software products.

         The telephone business systems market is highly competitive and the Corporation believes competition will intensify as manufacturers such as Lucent Technologies and Northern Telecom continue to acquire smaller telecom companies. ACC's principal competitors are a few local businesses which represent manufacturers such as Siemens, Panasonic, Northern Telecom, Vodavi-North Star, and Toshiba. Lucent Technologies, Bell Atlantic, and Executone sell directly to customers and through local businesses. The larger companies have tremendous national advertising resources with greater name recognition, substantially greater technical, financial and marketing resources, as well as larger customer bases. The Corporation believes that by targeting the small and mid-size businesses ACC has an edge in both pricing flexibility and customer relations. The approval of ACC's Lucent "Business Partner" Dealership will enable ACC to take advantage of the advertising resources and name recognition associated with Lucent Technologies. Competition for skilled and trained technicians and sales personnel is intense. ACC's continued success depends on its ability to attract and retain key personnel involved in its sales, technical, and administrative departments. ACC's success also depends on the ability of its officers and key employees to manage growth successfully and to smoothly and promptly replace needed positions and oversee the training of new personnel. Barry Hunt, the founder of ACC in 1979, and its president and chief executive officer, has 19 years experience in the industry.

         There are many companies in the marketplace that offer technical support services similar to RomNet. Many of the larger outsourcing companies like Sykes Enterprises, Keane Inc., Stream International, and 800 Support are large enough to have offices across the United States and overseas and are able to provide their services to major companies of the size of Microsoft, Lotus and Oracle. RomNet targets privately held software/hardware developers as well as those Fortune 500 companies which are relatively new in the technological area. RomNet believes it offers a more customized approach to technical support and customer service than the competition. RomNet further believes that it is this flexible approach to the business relationship that has attracted its clients like Arthur Andersen, Macmillan Publishers, and others, to RomNet.

INTELLECTUAL PROPERTY

         The Corporation's success depends in part on its ability to protect its proprietary technology. PTT and Voice Quest believe that their success will depend on the ability to design, develop and market new products and new or enhanced applications, rather than on patent protection. However, the likelihood of obtaining patents is evaluated with respect to each product and patent applications are filed where appropriate. The Corporation has filed a patent application for the OrderMaster(TM) in England and under the Patent Cooperation Treaty which permits filing in 95 countries worldwide upon designation within one year and the payment of appropriate fees. The Corporation is in the process of filing new patent applications for MAVIS(TM) and for a number of the other IVR software products in England and under the Patent Cooperation Treaty. The patent applications will probably be filed in the second quarter of 1999 and the Corporation believes that it is likely that it will obtain the patents for MAVIS(TM) and the other IVR software products. The Corporation otherwise relies on a combination of copyright, trademark and trade secret laws, nondisclosure and other agreements and technical measures to protect its proprietary technology. Two applications for trademark registration are currently pending in the United States Patent and Trademark Office covering the mark "MAVIS" in ordinary block letters and in a stylized form. There can be no assurance that the Corporation will be able to obtain any meaningful patent protection for its technology in the future or that measures taken by the

Corporation will be adequate to prevent or deter misappropriation of its technologies or the development of technologies having similar performance characteristics. The Corporation licenses certain portions of its technology from third parties under written agreement such as the multi- language programs from Lernout & Hauspie which require the Corporation to pay ongoing royalty payments. The Corporation is not aware of any violation of proprietary rights claimed by any third party relating to PTT or Voice Quest or their products. Because the computer technology market is characterized by frequent and substantial intellectual property litigation, there can be no assurance that the Corporation will not become involved in such litigation in the future to either enforce or defend its intellectual property rights.

EMPLOYEES

         PTT currently has eight employees of which six are full-time and two are part-time, consisting of four programmers, one salesmen, one receptionist, one administrator and one database clerk. PTT expects to increase its technical and sales personnel as additional products come online and the distribution of MAVIS(TM) becomes widespread. Michael R. Faulks, a Vice President of the Corporation, is the creator of MAVIS(TM) and serves as the Technical Director of PTT.

         Voice Quest has no employees other than its president, Mark Ortner, who is the founder of Voice Quest and the developer of all of Voice Quest's speech recognition and voice mail technology, including the Personal Operator(TM).

         ACC employs 38 full-time personnel, including eight in administration, twelve in sales and eighteen in service. ACC has never had a work stoppage and none of its employees are represented by a labor organization.

         RomNet has 27 employees, 23 of which work full-time.

         Talidan does not have any employees as such. Talidan's managing director, in the Isle of Man, and individuals providing administration services in Brazil and the United Kingdom are all paid pursuant to consulting agreements. Talidan relies on outside sources for its sales, marketing and advertising. Antony Redfern, a Vice President of the Corporation, serves as a consultant to Talidan. Mr. Redfern will resign from his position as Vice President of the Corporation.

         Victoria has 24 full-time and 26 part-time employees. None of the employees are covered by a collective bargaining agreement. The Corporation believes its employee relations to be good.

REGULATORY MATTERS

         Except with respect to Victoria, the Corporation is not subject to direct regulation by any government agency, other than regulations applicable to businesses generally. Restaurants are subject to numerous federal, state and local laws affecting health, sanitation and safety, as well as state and local licensing of the sale of alcoholic beverages. The Americans With Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability.

Under  the Act,  Victoria  could be  required  to  expend  funds to  modify  its
restaurant  to  provide   service  to  disabled   persons  or  make   reasonable
accommodations for the employment of disabled persons.

SUBSEQUENT ACQUISITION--PARAMOUNT

         General.   Paramount  provides   telecommunications   services  to  the
hospitality, health care and pay-telephone industries as an outside service provider in the United States, Mexico and Canada. The company markets call accounting systems similar to systems, which operate as the primary systems used by hotels to provide telephone-related services, including credit card calls and third party collect calls to their guests, as well as to produce the information necessary to bill guests for telephone calls and to properly manage telecommunications services in the hotel. In addition, Paramount will market MAVIS(TM) to the hospitality and the health care industries. Paramount's revenues for 1998 were $11,314,649 and its net income for such period was $646,937.

         Paramount's client base consists of domestic and international hotels, motels, inns, resorts, hospitals, and publicly accessible telephone equipment providers. In March 1999, Paramount signed a three-year contract with First Choice Communications of Texas to provide services that generate automated operated-assisted calling data in the hospitality industry. In addition, in April 1999, Paramount entered into a Memorandum of Understanding with a subsidiary of BCT.TELUS to provide and receive certain services for its hospitality industry clients in Canada.

         Employees. Paramount has 10 employees. Michael Eberle, President; David
M. Moody and David Paton, Executive Vice Presidents; and Kay Eberle, Secretary, each have five year employment agreements with Paramount, which expire on January 1, 2004 renewed at least 120 days prior to its expiration. Each agreement provides for a $130,000 base salary with a signing bonus of $375,000 and 12,500 shares of restricted Common Stock of the Corporation. Additionally, each will be entitled to receive additional shares of Common Stock of the Corporation based on Paramount's sales revenues for the two year period commencing April 1, 1999 and ending March 31, 2001.

         Competition. Paramount's competition includes AT&T, MCI Worldcom, Inc. and Sprint Corporation, as well as other smaller companies. These larger companies have tremendous national advertising resources with greater name recognition, substantially greater technical, financial and marketing resources, as well as larger customer bases. As competitive, technological and regulatory changes occur, Paramount anticipates that new and different competitors will enter and expand their position in the communications services markets. However, Paramount believes that by focusing primarily on the hospitality industry, it has created its own niche in that industry. With the sheer size of the multi-billion dollar long distance market being so large, even a very small share can translate to high revenues. The PBX equipment is proprietary to the company. Other companies offering similar services to hotels must divert the phone traffic to an outside OSP, and then the hotel is paid a commission by the OSP. Paramount's PBX systems are located in the hotels, which allows each hotel to operate as an OSP. This provides a greater profit margin to the hotel because it set its own prices for O+ calls. An increase in use of cellular telephones by hotel guests, thereby reducing the number of calls made on the hotel telephones, could have an adverse impact on Paramount's profitability.

ITEM 2.  Description of Property.

         The Corporation owns no real estate. The principal executive offices of the Corporation are located at Executive Plaza 3, Suite 1001, Hunt Valley, Maryland 21031. The Corporation's lease, which covers approximately 7,700 square feet, expires April 30, 2003. The annual rent is $132,000, subject to increases of 3.5% per year.

         The Corporation has subleased its prior offices in Owings Mills, Maryland for its remaining term expiring in March 2003. Monthly payments are required under the lease which escalate over the term of the lease starting with $1,925 and ending with $2,100. The rent under the sublease covers the rent under the lease to the Corporation.

         The Corporation believes that its leased premises are suitable for its corporate headquarters and offices. The Corporation also believes that its insurance coverage for its leased and subleased premises is adequate.

         PTT currently leases 1,900 square feet of office space in Sheffield, England under a three year lease which expires January 2001 at an annual rent of $33,000.

         ACC's offices are located in 5,000 square feet of leased space in Columbia, Maryland. The lease term is for five years expiring in August 2000 and at an annual rent of $59,000. The Virginia ACC branch currently leases 3,010 square feet in Fairfax, Virginia. The lease term is for two and a half years and expires on July 11, 2001 at an annual rent of $70,908. The ACC branch in Delaware will enter into a five year lease for 3480 square feet in New Castle, Delaware. The proposed lease has two additional option periods of five years, with annual rent ranging from $27,266 in the first two years, to $30,798 in the fifth year.

         RomNet currently subleases 3,800 square feet in Boston, Massachusetts. The sublease expires in October 2001 at an annual rent of $51,600.

         Paramount currently leases 4,000 square feet in Vista, California under a seven year lease which expires in October 2005 at annual rent of $4,202, with an increase of rent 5% per year.

         The Victoria Station restaurant is located at 6301 Northwest 36th Street, Virginia Gardens, Florida. The annual rent under the lease, which expires in 2001, is $121,000.


ITEM 3.  Legal Proceedings.

         On July 22, 1998, the Corporation obtained an option to acquire Advanced Networking, Inc. ("ANI"), a Delaware company engaged in the sale, installation and servicing of telephone equipment in Delaware and adjoining states, subject to due diligence satisfactory to the Corporation. The purchase price for the business, if consummated, would be $2,800,000 in cash or cash equivalents. Upon the option's initial expiration date, the Corporation believed that the option was mutually extended by the parties. ANI refused to implement the terms of the option and as a result, on December 22, 1998, the Corporation filed a complaint in the Circuit Court of Baltimore County against ANI and the stockholders of ANI. The Complaint asserts claims based on breach of contract, promissory estoppel and misrepresentation. The Complaint seeks specific performance of the option and/or compensatory damages in the amount of $3,000,000 for each claim and $3,000,000 in punitive damages for the misrepresentation claim. On January 27, 1999, the Defendants filed a notice of Removal to the United States District Court for the District of Maryland. The Defendants have filed a Motion to Dismiss based on a lack of personal jurisdiction, which is currently pending before the Court.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

None

                                     PART II

ITEM 5.  Market For Common Equity and Related Stockholder Matters.

Market Information

         The Common Stock of the Corporation is traded on the National Association of Securities Dealers Bulletin Board market. During the period of the Corporation's inactivity from June 1985 through September 1996, there was no public trading of the Corporation's shares.

         Trading of the Corporation's Common Stock on the over-the-counter market commenced in September 1996. The following table reflects the high and low bid prices for the Corporation's Common Stock for each quarterly period ended since 1997. These quotations are based on information supplied by market makers of the Corporation's Common Stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                               1998                             1997
                                               ----                             ----
                                            Price Range                      Price Range
                                        Low          High                Low              High
                                        ---          ----                ---              ----


                    1st Quarter         $.22         $1.44              $.65            $1.20
                    2nd Quarter          .42           .8125             .375             .9375
                    3rd Quarter          .48          1.90               .375            1.375
                    4th Quarter          .73          2.45               .375            1.000


         For the first quarter of 1999, the high bid price for the Common Stock was $7.31 and the low bid price was $2.13. On March 26, 1999, the closing bid price of the Common Stock was $7.125.

Holders

         As of March 26, 1999, there were 1,211 holders of record of the Corporation's Common Stock. At such date, 52,645,245 shares of Common Stock were issued and outstanding.

         In addition, the Corporation has issued Preferred Stock in Series in connection with its business acquisitions, including: (i) 200,000 shares of Series A Preferred Stock issued to two shareholders of record, convertible on May 18, 2000 into the greater of 2,000,000 shares of Common Stock or $2,000,000 worth of Common Stock based on the fair market value price per share of Common Stock on May 18, 2000; (ii) 200,847.5 shares of Series B Preferred Stock, issued to one shareholder of record, currently convertible into 2,008,475 shares of Common Stock; (iii) 21,600 shares of Series E Preferred Stock issued to two shareholders of record, convertible on November 20, 2000 into the greater of 216,000 shares of Common Stock or $270,000 worth of Common Stock based on the fair market value per share of Common Stock on November 20, 2000; (iv) and 52,500 shares of Series F Preferred Stock issued to one shareholder of record, which will automatically convert on December 1, 2000 into the greater of 525,000 shares of Common Stock or $700,000 worth of Common Stock based on the fair market value per share of Common Stock on December 1, 2000.

Dividends

         The Corporation has declared no dividends and is not likely to do so in the near future.

Recent Sales of Unregistered Securities

         The following information relates to sales of securities of the Corporation issued or sold in the period from January 1, 1998 to December 31, 1998 which were not registered under the Securities Act of 1933, as amended ("Securities Act").

         (1) On February 1, 1998, the Corporation issued to two shareholders of ACC, 5,000 shares of Common Stock and 200,000 shares of its Series A Preferred Stock, in partial consideration for all of the outstanding stock of ACC. These transactions were effected without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The recipients of the shares were accredited investors. Each of the recipients of such shares, represented that the shares were acquired for investment without a view to distribution, the certificates representing such shares contained appropriate restrictive legends and to date none of such shares have been transferred in transactions in public markets of the United States.

         (2) Through December 31, 1998, the Corporation sold 2,763,688 shares for an aggregate consideration of $968,878 in cash or services to 42 purchasers. Of these purchasers, six were not U.S. persons, one was an accredited investor, one was an employee of the Corporation, four were counsel to the Corporation or their relatives, two were accountants who performed internal accounting for the Corporation, sixteen were relatives or friends of the officers or the employees of the Corporation, four were related purchasers and eight were others. These transactions were effected without registration under the Securities Act in reliance upon the exemption provided by SEC Rule 504 of Regulation D.

         (3) Through December 31, 1998, the Corporation sold 4,014,389 shares for an aggregate consideration of $815,799 in cash or services to 21 purchasers. Of these purchasers, three were not U.S. persons, three were employees, officers or directors of the Corporation, three were counsel to the Corporation, five were relatives or friends of officers or the employees of the Corporation, four were related purchasers and three were others. These transactions were effected without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Of the 18 purchasers who were U.S. persons, 14 were accredited investors and three were sophisticated investors who received corporate information that was provided by Standard and Poor's as well as financial statements and information available on the Corporation's web site. Each of the recipients of such shares represented that the shares were acquired for investment without a view to distribution, the certificates representing such shares contained appropriate restrictive legends and to date none of such shares have been transferred in transactions in public markets of the United States.

         (4) On December 1, 1998, the Corporation issued to the owner of the assets of RomNet, Inc. 300,000 shares of Common Stock and 52,500 shares of its Series F Preferred Stock, in partial consideration for all of the assets of RomNet, Inc. These transactions were effected without registration under the Securities Act in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act. The recipient of the shares was an accredited investor. The recipient of such shares represented that the shares were acquired for investment without a view to distribution, the certificates representing such shares contained appropriate restrictive legends and to date none of such shares have been transferred in transactions in public markets of the United States. Prior to the completion of the transactions, the recipient of the shares performed a thorough due diligence review of the Corporation and received a copy of the Corporation's Form 10-SB filed on October 28, 1998.

         (5) Through December 31, 1998, the Corporation sold 580,200 shares for an aggregate consideration of $1,145,400 in cash to 44 purchasers. All of these purchasers were accredited investors. These transactions were effected without registration under the Securities Act in reliance upon the exemption provided by SEC Rule 506 of Regulation D.

         Certain of the stock issuances described in paragraphs (2), (3) and (5) above may not have been in full compliance with the rules and regulations under the Securities Act and applicable state securities laws. On July 31, 1998, the Corporation offered to the purchasers of such stock issuances (other than purchasers who are not U.S. persons) a right to rescind their purchases and receive a full refund of their purchase price, plus interest. No purchaser has elected to rescind. The Corporation acknowledges that it may be subject to regulatory action by federal and state securities regulatory authorities in connection with such sales. However, the highest price per share paid by any purchaser was $0.85, and on March 26, 1999 the average of the closing bid and asked prices in the over-the-counter bulletin board market was $7.125. As a result, the Corporation does not believe that it has any material liability to the purchasers in respect to these sales.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

         The current  history of the  Corporation  began on May 3, 1996 with the acquisition of ECAC and DAR. In early 1997, the Corporation decided to concentrate its operations primarily in telecommunications rather than financial services. From that time to December 31, 1998, the Corporation has implemented the following acquisitions and dispositions which have transformed the Corporation's primary operations from financial services to telecommunications. In April 1997, the Corporation sold a substantial portion of ECAC's merchant accounts; in August 1997, the Corporation acquired Victoria; in September 1997, the Corporation (i) spun-off TimeCast (with DAR) and (ii) acquired PTT and Talidan; in January 1998, the Corporation sold all of the stock of ECAC and a European affiliate; in February 1998, the Corporation acquired ACC; in November 1998, the Corporation acquired Voice Quest; and in December 1998, the Corporation acquired RomNet.

         During fiscal 1997, revenues were contributed principally by ECAC, Talidan and Victoria. For 1998, revenues were contributed principally by Talidan, PTT, ACC and Victoria. Revenues for RomNet, Voice Quest and ECPI were not significant.

         As part of the sale of ECAC in January 1998, the Corporation retained 40% of the future gross profit derived from the merchants utilizing the credit card of Franklin Bank of Southfield,

Michigan. The revenues are generated from customers who have small to mid-size retail and professional businesses in Michigan. Revenues for 1998 from this activity were not significant.

         In 1999 the Corporation made an additional acquisition by acquiring Paramount, which provides telecommunications services and systems to the hospitality, health care and pay- telephone businesses as an outside service provider in the United States, Canada and Mexico.

         As a result of the transactions described herein, the Corporation became primarily a telecommunications company whose business units are (i) the development and marketing of IVR and response software, including two automated voice independent systems known as "MAVIS(TM)" and "Personal Operator(TM)", (ii) the promotion of international telephone traffic through the marketing of information and entertainment services, (iii) the provision of Internet support services, beta testing services and technical support for telephone related computer services, including software and hardware products, (iv) the sale, installation and servicing of business telephones and system solutions, and (v) outside service provider to the hospitality, health care and pay-telephone industries. Income is also currently derived from two other sources consisting of (i) the ownership and operation of the Victoria Station Restaurant near Miami, Florida, and (ii) 40% of the gross profit collected by ECAC from the accounts of the Franklin Bank. The cash flow from these two sources will continue to provide funding to the Corporation until the telecommunications businesses become self-sustaining.

         The Corporation expects that sales of voice recognition systems and IVR software products have the highest immediate potential for growth of any of the Corporation's business units, particularly the MAVIS(TM) and the Personal
Operator(TM) systems. Both can integrate with virtually any PBX whether currently marketed or already in use; MAVIS(TM) has greater capability and can function in a number of languages; and Personal Operator(TM) has greater voice mail capability. The Corporation intends to initially market MAVIS(TM) in the United States through marketing relationships with ALLTEL Supply Inc., a business unit of ALLTEL Corp., internationally through distributors and through the clients of telephony companies that it owns or acquires. On December 8, 1998, the Corporation entered into a Distributor Agreement with a designee of the Tiller Group, whereby, in exchange for the put rights it held, the Corporation appointed and designed the Tiller Group designee as the exclusive authorized distributor of MAVIS(TM) in the Eastern Block. The recent acquisition of Paramount will provide the Corporation with the ability to market MAVIS(TM) to the hospitality and health care industries. The Corporation's acquisition of Voice Quest, together with PTT, will provide the Corporation with the benefits to be derived from having two of the outstanding pioneers in the field of voice recognition systems managing these two entities and collaborating on future product development and enhancement. The acquisition of PTT and Voice Quest affords the Corporation the opportunity to market both MAVIS(TM) to large companies requiring highly sophisticated systems as well as Personal Operator(TM) to small and medium size businesses seeking affordable systems. PTT has also developed a number of IVR telephone software products including systems to place orders from suppliers, automate payrolls, register purchases by customers, profile prospective employees, protect merchandise from theft, make hotel reservations, send greeting card messages and obtain travel information. Voice Quest has developed a database query product and a prescription refill system, both IVR telephone software products.

Results of Operations

         Fiscal Year Ended December 31, 1997. The Corporation realized operating revenues in 1997 of $3,245,810 and revenue from the sale of a portion of ECAC's accounts of $3,700,000, or aggregate revenues of $6,945,810. Cost of sales for 1997 were $1,589,925, operating expenses were $3,819,463, interest expense (net of interest income) was $32,583, and there was an income tax benefit of $12,279 resulting in the Corporation realizing net income from continuing operations of $1,516,118. After a loss from discontinued operations of $100,330, arising as a result of the spin-off of TimeCast (with DAR), net income for the year was $1,415,788, or $0.06 per share, diluted.

         Revenues attributable to ECAC in the amount of $5,056,223 consisted of service revenue of $1,356,223 and revenue from the sale of the service contract portfolio of $3,700,000. The sale of the portfolio was based on management's belief that the future operations of the Company should be directed toward the acquisition of businesses involved in the telecommunications industry. The profit realized on the sale of the portfolio provided the funds necessary for the Corporation to pursue acquisitions in this area.

         In September, the Corporation acquired Talidan and PTT. The acquisition of Talidan provided the Corporation with access to financial resources to continue the development of MAVISTM and other software owned by PTT.

         Victoria  was acquired in 1997 in order to provide  working  capital to
the   Corporation   during  the  transition  of  principal   operations  to  the
telecommunications industry.

         The   contribution   (loss)  of  the  Corporation  and  each  operating
subsidiary to revenues and net income before income taxes for 1997 were as follows:
                                                          Income
                                Revenues               Before Taxes
                                --------               ------------
     Carnegie                  $            --       $    (1,617,849)1
     ECAC                            5,056,223             3,123,989
     PTT                                14,400               (46,996)
     Talidan                         1,202,512                39,385
     Victoria                          672,675                 5,310
                               ---------------       ---------------
                               $     6,945,810       $     1,503,839
                                ==============        ==============

-------------------------------------
1 Expenses of the Corporation, including management services provided by the Corporation to its subsidiaries.

         Fiscal Year Ended December 31, 1998. The Corporation realized revenues for the year ended December 31, 1998 of $11,657,223, including $3,107,564 from the sale of MAVIS(TM) software and distribution rights in exchange for cancellation of the put rights held by the Tiller Group. Cost of fees and sales for the year were $3,679,506. Operating expenses were $7,299,322, interest expense (net of interest income) was $465,709 and the provision of income taxes was $539,913. The Corporation also realized gains, net of costs, of $2,988,154 on the sale of certain of Talidan's assets ($1,596,273) and the sale of ECAC and its European affiliate ($1,391,881), resulting in the Corporation realizing net income of $2,660,927, or $0.06 per share, diluted. Income taxes increased over the preceding period due to an increase in income for the year over that of the preceding year and the Company's utilization of all of its domestic net operating loss carry-forwards.

         Effective February 1, 1998, the Corporation acquired ACC, which is a distributor of telephone systems to small and medium-size businesses. Additionally, ACC will provide the sales and marketing support for the sale of the MAVIS(TM) and Personal Operator(TM) systems to customers who have existing telephone systems. The revenues of ACC for the period from February 1, 1998 to December 31, 1998 of $3,183,009 did not include sales of the MAVIS(TM) system.

         In December 1998, the Corporation sold 1000 units of MAVIS(TM) and the rights to sell MAVIS(TM) exclusively in the Eastern Block to a designee of the Tiller Group in exchange for the relinquishment of the put rights of the Tiller Group. Revenue recognized on this transaction amounted to $3,107,564.

         During the year management concluded that a segment of Talidan's operations were not consistent with the image that the Corporation wanted to convey. As a result, the rights to certain telephone lines and promotional materials with respect to Talidan's print media business were sold along with releases of certain consultants to Talidan from their covenants not to compete for $1,596,273 net of costs, evidenced by a note in the amount of $2,340,000. The proceeds of this note will be used by the Corporation to bring the MAVIS(TM) system to market.

         The contribution (loss) of the Corporation and of each operating subsidiary to revenues and income before income taxes for the year ended December 31, 1998 were as follows:

                                                            Income
                              Revenues                    Before Taxes
                              --------                    ------------

     Carnegie        $            --                  $     (1,460,721)1
     PTT                    3,147,639 2                      2,910,503 2
     Talidan                3,073,348                        1,576,613 3
     Victoria               2,117,930                          134,150
     ACC                    3,220,875                           68,787
     RomNet                    97,431                          (16,501)
     Voice Quest                   --                          (11,991)
                     ----------------                 ----------------
                     $     11,657,223                 $      3,200,840
                     ================                 ================
-------------------------------------
1   Represents  gains from the sale of ECAC and ECAC (Europe) offset by expenses
    of  the  Corporation,   including   management   services  provided  by  the
    Corporation to its subsidiaries.
2   Includes gain on sale of MAVIS(TM) software and distribution rights.
3 Includes gain on sale of certain of Talidan phone lines and relinquishment of covenants not to compete.

Plan of Operations

         In 1999 the Corporation intends to operate each of its business units as follows:

         PTT. Prior to 1999, PTT had been a development stage company with minimal income engaged in the development of MAVISTM and a wide variety of IVR products, which are now ready for commercialization. It is the Corporation's and PTT's intention in 1999 to develop distribution systems in the United States and Europe and to concentrate marketing efforts initially on MAVISTM. In the United States, the Corporation has begun to establish a national dealer network for MAVISTM through its agreement with ALLTEL Supply, Inc. The Corporation intends to also market MAVISTM in the United States through ACC and other telephony companies acquired in the future, through RomNet and, through Paramount, to the hospitality and health care industries. In Europe, PTT, with the assistance of CCI, will negotiate for marketing partners for MAVISTM and will begin the sale of its IVR products. PTT will also continue to develop additional IVR products and to improve MAVISTM as well as add additional foreign languages in which MAVISTM operates.

         Talidan. Talidan expects that revenues on its retained business in 1999 will be comparable to 1998. In addition, Talidan anticipates the receipt of $2,551,776 in 1999 from the sale of a portion of its business in June 1998. Talidan has entered into a non-binding letter of intent for the sale of its stock. In the event the sale is not completed, Talidan will attempt to generate additional business with additional international telephone carriers.

         ACC. ACC will (i) continue to serve its existing commercial accounts and solicit new accounts, (ii) expand its services to governmental agencies,
(iii) increase its hardware and software product lines, (iv) market in its area of operations software products of PTT and Voice Quest, including the MAVIS(TM) and Personal Operator(TM) systems and (v) develop arrangements with other telephony dealers for the marketing of such products throughout North America. ACC has also opened two branch offices in Northern Virginia and Delaware in order to better serve its increasing business in those areas. ACC's recently submitted application to become an accredited Lucent Technologies dealer has been accepted, which should open a substantially broader market to ACC. In 1998, ACC's revenues were $3,400,000, representing a substantially improved performance compared to $2,900,000 in 1997.

         Voice Quest. Voice Quest will continue to develop it existing product line and market it through the Corporation's domestic and international distribution systems. Additionally, the technological advancements created by Voice Quest, particularly in adding valuable features to voice mail, will be used to complement and strengthen MAVIS(TM).

         RomNet. RomNet will continue to provide a broad range of high-end technical services to its current base of clients and will attempt to generate additional business, particularly through its Internet support and services, including E-Commerce related activities.

         Financial Services. The Corporation was entitled to receive forty percent (40%) of the gross profit derived by ECAC from credit card accounts of the Franklin Bank beginning in March 1998. Such revenues for 1998 were not material. The Corporation has presently delayed seeking to enlarge this customer base because it is focusing on its telecommunications strategy. In the future the Corporation may consider taking advantage of its expertise in credit card processing and becoming more active in that market.

         Victoria Station Restaurant. The Corporation intends to continue to operate Victoria under its ownership in essentially the same manner as it operated in the past.

Acquisitions

         In February 1999, the Corporation acquired Paramount, which will continue to provide telecommunications services and systems to the hospitality, health care and pay-telephone businesses, primarily as an outside provider in the United States, Canada and Mexico. Paramount markets PBX systems, which operate as the primary systems used by hotels to provide telephone-related services to their guests, as well as to produce the information necessary to bill guests for telephone calls and to properly manage telecommunications services in the hotel. In the future, Paramount will market to hospitality and health care clients the software products developed by PTT and Voice Quest, including MAVIS(TM) and Personal Operator(TM).

         In the remainder of 1999, the Corporation will seek to acquire companies in the United States engaged in the sale, installation and servicing of telephone equipment and systems; the provision of technical and Internet support services; the provision of operator service and related products; or marketing relationships with such companies. It is the intention of the Corporation to ultimately own or have marketing relationships with a complex of such companies operating across the United States. The Corporation has currently signed two letters of intent to acquire such companies, however, the Corporation is uncertain as to the possibility of acquiring either of the companies. The Corporation believes that such coverage by its own telephony companies will be ideal for the marketing to their customers of PTT's IVR products and the MAVIS(TM) and Personal Operator(TM) systems, in addition to the national distribution of MAVIS(TM) by ALLTEL Supply, Inc. The Corporation expects that it will take a combination of stock and cash to acquire any of such companies and that the cash requirements will be met by a combination of cash generated by the Corporation's operations, by the private and public sales of stock and by lines of credit. There can be no assurances that this strategy will be successful.

Working Capital and Liquidity

         Cash needs of the Company have been met to date by a combination of funds generated from operations, from borrowings, from the sale of assets and from issuances of the Corporation's stock for cash and for services. For 1997, cash flow from operations was $2,356,734, and proceeds from the sales of stock were $229,541. In 1998 the Corporation had cash flow used in operations of $(2,154,651) and generated $3,670,883 in proceeds from the sale of stock as well as $100,000 from the sale of ECAC's stock. Cash from borrowings amounted to $990,568 and $1,677,563 for the years ended December 31, 1997 and December 31, 1998, respectively.

         In addition, in 1997, the Corporation issued 2,290,145 shares of Common Stock for services rendered valued at $602,192. For the year ended December 31, 1998, the Corporation issued 2,179,268 shares of Common Stock for services rendered and other costs valued at $922,732.

         The Corporation has made up for the loss of income from ECAC by the acquisition of other income producing assets for stock, deferred cash payments and/or relatively small amounts of upfront cash. PTT and Talidan were acquired for stock; ACC was acquired for $1,000,000 note payable over five years and stock; Voice Quest was acquired for a $102,084 note payable over three years and stock; RomNet was acquired for stock and the assumption of debt obligations of $509,529; the Victoria Station Restaurant was acquired for cash in the amount of $140,000, a note payable of $185,000 and stock; and Paramount was acquired for stock, however, the stockholder-employees were paid $1,500,000 in the aggregate as bonuses for entering into employment agreements with Paramount.

         Since the acquisition of PTT at the end of September 1997, the Corporation has utilized its available cash flow primarily in the development of PTT's MAVIS(TM) system and to a lesser extent in the development of its various IVR software products. As of December 31, 1998, the cash requirements of PTT for product development have been substantially reduced due to the start of commercial sales of several completed IVR software products and to the completion of the development of the initial MAVIS(TM) system. As a result, the Corporation believes that its funds from current operations will be sufficient to meet operating expenses and debt service without any significant additional sales of stock or any significant increase in debt. If unforeseen events cause increases from time to time in the need for additional working capital, the Corporation believes it will be able to satisfy substantially all of such temporary operating funding requirements from lines of credit on commercially reasonable terms.

         The Corporation's plans for 1999 call for it to make additional acquisitions of companies engaged in the sale, installation and servicing of telephone systems and equipment, the provision of technical and Internet support services or the provision of operator service and related products in other areas of the United States in addition to the Mid-Atlantic region where the Corporation currently owns an operating subsidiary. If such acquisitions require substantial amounts of cash the Corporation will have to issue additional stock or incur additional debt. The Corporation believes that it will be able to generate such capital from either or a combination of both of such sources on terms satisfactory to the Corporation. If acquisitions are funded utilizing bank debt it is likely that such debt would have to be secured at least with the assets of the company to be acquired and possibly with additional assets of the Corporation.

Year 2000 Computer Systems Compliance

         The term "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year and a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's."

         The Corporation believes that its software is certified and fully Year 2000 compliant due to its recent modification of existing software and conversion to new software or computer systems. The Corporation has also conducted an internal review of all its computer systems and has contacted all its software suppliers to determine whether there are any major areas of exposure to the Year 2000 Issues. The Corporation believes that any Year 2000 Issues which may arise will not be significant and should be able to be funded through the Corporation's normal operating revenue and income.

         The Corporation has contacted most of its other vendors, suppliers and significant customers to determine that their operation, products and services are Year 2000 compliant or to monitor their progress toward Year 2000 compliance. Most of the these parties state that they intend to be Year 2000 compliant. Although some of the vendors and the suppliers may not be Year 2000 compliant, the Corporation believes that such failure would not have a major impact on the Corporation due to the reliance on the Corporation's own proprietary software. The Corporation believes that some of its customers may not be Year 2000 compliant and may therefore have cash flow problems and become a potential credit risk for the Corporation. The Corporation believes that this should not be a significant problem to the Corporation and may be a marketing opportunity since its software is Year 2000 compliant.

Forward Looking Statements

         This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include general economic and business conditions; changes in interest rates; increased competition in the Corporation's market areas; success of operating initiatives; operating costs; changes in business strategy or development plans; availability, terms and deployment of capital; and changes in, or failure to comply with government regulations. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation or any other person that the objectives and expectations of the Corporation will be achieved.


ITEM 7.  Financial Statements.

         The financial statements are included herein following Item 13 of this Annual Report on Form 10-KSB commencing on page F-1.


ITEM 8. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure.

         There were no  changes  in or  disagreements  with   the  Corporation's
certified public accountants during the fiscal years ended December 31, 1998 and 1997.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

         The following is a listing of the directors and executive officers of the Corporation, their ages and positions with the Corporation.


Name                              Age 1                                Position 2
----                              -----                                ----------

E. David Gable3                    49                           Chairman of the Board of Directors
Lowell Farkas4                     58                           Director, President and Chief
                                                                Executive Officer
Stuart L. Agranoff                 49                           Director
Richard M. Cohen                   47                           Director
Barry N. Hunt                      51                           Director
Michael Eberle5                    53                           Director
B. Chris Schwartz6                 56                           Chief Operating Officer
Bennett H. Goldstein7              50                           Executive Vice President, Chief Financial Officer and
                                                                Treasurer
Michael R. Faulks                  45                           Vice President
Lawrence Gable3                    52                           Vice President
Antony Redfern                     40                           Vice President
Richard J. Greene7                 60                           Vice President and Corporate Secretary
-----------------------------
1 As of December 31, 1998
2 Each  Director  holds office for one year or until his successor has been duly elected and  qualified.
3 E. David Gable and  Lawrence  Gable are  brothers.
4 Pursuant to Lowell Farkas' employment  agreement with the  Corporation,  he is entitled to be a Director so long as he is the President.
5 Pursuant to the terms of the Paramount acquisition, Mr. Eberle is entitled  to a seat on the Board of Directors but has  not  yet  begun  to  serve  in  that capacity.
6 Effective March 16, 1999, B. Chris Schwartz became the Chief Operating Officer of the Corporation.
7 Effective  February 15, 1999,  Bennett  H.  Goldstein  became  Executive  Vice
  President,  Chief Financial  Officer and  Treasurer  of  the  Corporation  and
  Richard J. Greene became the Secretary of the Corporation.

         E. David Gable. Mr. Gable serves as Chairman of the Board of Directors and was Chief Operating Officer from May 1997 to March 16, 1999. He was elected Chairman in September 1996 and From September 1996 through May 1997, Mr. Gable served as the Acting President and Chief Executive Officer of the Corporation. From 1988 to 1993, he served as a Principal and President of the All Star Automotive Group which consisted of fourteen automobile dealerships located throughout Maryland, Virginia, West Virginia and Pennsylvania.

         Lowell Farkas. Mr. Farkas serves as the President and Chief Executive Officer of the Corporation and as a Director. Mr. Farkas first became involved with the Corporation in October 1996 when he began working as a part-time consultant. He was appointed a Director and President and CEO in May 1997 and continues to serve in these positions. Prior to joining the Corporation, Mr. Farkas served as President and CEO of Mad Martha's Ice Cream, Inc. from

1995 to 1996. From 1992 to 1995, Mr. Farkas was a management consultant on a full-time basis to A.S. Management Corporation which operated restaurants on the east coast. Mr. Farkas has also served as the President, Chief Executive Officer and a member of the Board of Directors of Victoria Station Acquisition Corporation and the Executive Vice president and Chief Operating Officer of Horn & Hardart.

         Stuart L. Agranoff. Mr. Agranoff has served as a Director of the Corporation since August 1998. Mr. Agranoff is a general partner of Murphy & Partners, an equity investment fund, in New York City. From 1988 to 1997, he was employed by Citicorp Venture Capital, Ltd., an investment group, as its Chief Financial Officer and Vice President. Mr. Agranoff has also served as a Director of Farm Fresh, Inc., a privately-held supermarket chain based in Norfolk, Virginia.

         Richard M. Cohen. Mr. Cohen has served as a Director of the Corporation since September 1998. Mr. Cohen owns Richard M. Cohen Consultants, Inc., a financial consulting firm, in New York City. From 1992 to 1996, he was employed by General Media, Inc., a publishing and entertainment company engaged in the production and sale of men's magazines, automotive publications and various entertainment products, as its President.

         Barry N. Hunt. Mr. Hunt has served as Director of the Corporation since October 1998. Mr. Hunt also serves as the President of ACC. He is the co-founder of ACC and has served as its President since 1979.

         Michael Eberle. Mr. Eberle has served as the President and Chief Executive Officer of Paramount since 1994 and is a co-founder of Paramount. Mr. Eberle also is President of Carlsbad Framing, Inc., a California corporation engaged in the residential framing business. Since 1996, Mr. Eberle has served as the Managing Director of Cherry Mountain Spring Water Company, LLC, which sells bulk spring water to bottlers in the Phoenix metropolitan area.

         B. Chris Schwartz. Mr. Schwartz has served as Chief Operating Officer since March 16, 1999. From 1995 to March 1999, he served as Chairman and CEO of Whitlock Equity Partners, a management firm specializing in business analysis and operations, with a focus on E-Commerce and Internet-related companies. From September 1992 to June 1995, he served as President and CEO of Family Bargain Center Stores, a 90 store apparel retailer. He has also served as President and CEO of MC Sporting Goods and Bata Shoe-North America, the world's largest shoe manufacturer.

         Bennett H. Goldstein. Mr. Goldstein has served as Chief Financial Officer, Executive Vice President and Treasurer since February 1999. Prior to joining the Corporation, he was a partner with Grant Thornton, LLP, the Corporation's accounting firm. He joined Grant Thornton, LLP in 1993 and served as a partner from 1995 until joining the Corporation.

         Michael R. Faulks. Mr. Faulks has served as a Vice President of the Corporation since October 1998. Mr. Faulks is the creator of the MAVIS(TM) system and serves as Technical Director of PTT, as well as a member of the Board of Directors of PTT. As Technical Director, Mr. Faulks is involved in the design and creation of the Voice Response Services and manages a software development team. From 1990 to 1993, he served as the Managing Director of

Software Marketing Corporation Limited, a software development company in the United Kingdom. In 1992, Mr. Faulks also became the Technical Director of CFS (Distribution) Limited, the distributor for Software Marketing Corporation Limited.

         Antony Redfern. Mr. Redfern has served as a Vice President of the Corporation since October 1997. Mr. Redfern is a consultant to Talidan. Mr. Redfern has been working in telecommunications and voice computer technology since 1990 when he joined Legion, Ltd. as its international business development director until June 1996. While at Legion, Ltd, he was responsible for establishing successful telecommunication businesses in Portugal, Brazil, Sao Tome, and South Africa. From June 1996 to September 1997, Mr. Redfern was a consultant to various companies. Mr. Redfern has a mechanical engineering background and has worked on design projects in Europe and the Middle East.

         Lawrence E. Gable. Mr. Gable has served as a Vice President of the Corporation since May 1997. He is currently responsible for the integration of the Corporation's acquisitions in the telephone interconnect operations. Upon completion of these projects, he will reassume responsibility for managing the Corporation's credit card operations. From February 1996 through February 1997, Mr. Gable served as a consultant to ECAC. Prior thereto, Mr. Gable worked as a Sales Representative for Shaw Industries, a Corporation engaged in the carpet and floor covering industries.

         Richard J. Greene. Mr. Greene has served as Vice President and Corporate Secretary of the Corporation since February 15, 1999 and was the Chief Financial Officer and Treasurer of the Corporation from September 1998 until February 1999. He has been a certified public accountant since 1960 and has operated his own accounting and business consulting firm since 1986.

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and persons who own more than ten percent of the Corporations outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Corporation with copies of all such reports they file.

         To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period which this Form 10-KSB relates.

ITEM 10. Executive Compensation.

Summary Compensation Table

         The following table sets forth certain information concerning compensation of the Corporation's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December 1998, 1997 and 1996:

                                                                    Restricted     Securities
                                                    Other Annual       Stock       Underlying          All Other
Name                   Year     Salary    Bonus     Compensation      Awards      Options/SARs       Compensation
-----------------------------------------------------------------------------------------------------------------

E. David Gable        1998    $200,000   $   --      $   --         $       --      1,000,000       $       --
                      1997     225,000
                      1996     100,000

Lowell Farkas         1998     150,000       --          --                 --             --               --
                      1997     125,000                                                400,000


Option/SAR Grants in Last Fiscal Year

         The following table contains information concerning the grant of stock options to the Corporation's executive officers in 1998.

                                                     Percent Of
                                Number of               Total
                                Securities           Options/SARs
                                Underlying            Granted To          Exercise Or
                               Options/SARs          Employees In          Base Price        Expiration
Name                           Granted (#)           Fiscal Year             ($/Sh)             Date
-------------------------------------------------------------------------------------------------------
E. David Gable                  1,000,000                80%                 $0.45            12/31/99



Stock Option Plan

         General. On July 15, 1998, the Board of Directors of the Corporation approved the Carnegie International Corporation 1998 Stock Option Plan (the
"Plan").  The  purpose  of the  Plan is to  provide  incentives  for  directors, officers and employees of the Corporation who may be designated for participation and to provide additional means of attracting and retaining competent personnel.

         The Plan provides for the reservation of 2,000,000 shares of the Corporation's Common Stock for issuance upon the exercise of options granted under the Plan. The number of shares of Common Stock reserved for the grant of options and the number of shares of Common Stock which are subject to outstanding options granted under the Plan are subject to adjustment to give effect to any stock splits, stock dividends, or other relevant changes in the capitalization of the Corporation. The options granted under the Plan may be Incentive Stock Options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or Non-Qualified Stock Options which are not intended to be Incentive Stock Options.

         Administration and Grant of Options. The Plan is administered by a committee of at least two directors appointed by the Board of Directors of the Corporation (the "Committee"). The Committee designates from time to time those directors, officers and employees of the Corporation or a subsidiary of the Corporation to whom options are to be granted and who thereby become participants in the Plan. No member of the Committee may vote upon or decide any matter relating to him or herself or a member of his or her immediate family. The Committee may grant to participants in the Plan options to purchase shares of Common Stock in such amounts as the Committee shall from time to time determine.

         Terms of Options. In the case of Incentive Stock Options, the option exercise price per share is the Fair Market Value, as that term is defined in the Plan, of the Common Stock of the Corporation on the date preceding the date of grant, except that if the grantee then owns more than 10% of the combined voting power of all classes of stock of the Corporation (a "Ten Percent Shareholder"), the option exercise price will be 110% of Fair Market Value. In the case of NonQualified Stock Options, the option exercise price per share is determined in the discretion of the Committee. Each option granted under the Plan will expire on the 10th anniversary of the date the option was granted except (i) as otherwise stated by the Committee in the Option Agreement, or (ii) on the 5th anniversary of the date the option was granted in the case of a Ten Percent Shareholder.

         No option may be transferred by an optionee other than by will or the laws of descent and distribution. Options are exercisable only by the optionee during his or her lifetime and only as described in the Plan. Options may not be assigned, pledged or hypothecated, and shall not be subject to execution, attachment or similar process. Upon any attempt to transfer an option, or to assign, pledge, hypothecate or otherwise dispose of an option in violation of the Plan, or upon the levy of any attachment or similar process upon such option or such rights, the option immediately becomes null and void.

         In the event of the termination of employment or other relationship of an optionee for any reason other than death, all unexercised options of the optionee will terminate unless such options are exercised within 90 days after the termination of employment. In the event of the death of an optionee, the options may be exercised by the personal representative, administrator or a person who acquired the right to exercise any such option, provided that such option is exercised within one year after the death of the optionee.

Employment Agreements

         Lowell Farkas. Mr. Farkas entered into an employment agreement with the Corporation effective May 15, 1997 at an annual salary of $100,000 until September 1, 1997 increasing to $125,000 in the second year, $150,000 in the third year, and $200,000 for the remainder of the term. The agreement terminates on August 30, 2003 and is renewable for one year terms unless the Corporation gives notice of termination. As additional compensation, Mr. Farkas will be paid a performance bonus annually, which will be based upon the net profits of the Corporation for each year. Mr. Farkas also received non-qualified stock options to purchase 400,000 shares of Common Stock of the Corporation at $0.50 per share, the bid price on the date of the Farkas Agreement. If the Corporation successfully completes a public offering of 5,000,000 shares of the Corporation's stock which raises at least $5,000,000 or achieves a net profit of $1,000,000 in any fiscal year, Mr. Farkas will receive options to purchase an additional 500,000 shares of Common Stock at $0.10 per share. Mr. Farkas is to be reimbursed for the cost of leasing and operating an automobile. Upon termination of his employment with the Corporation, Mr. Farkas has an option to acquire the rights and title to Corporation's Victoria Station restaurant at a purchase price paid by the Corporation for the business plus the depreciated value of improvements made after the acquisition.

         E. David Gable. Mr. Gable entered into an employment agreement with the Corporation effective April 8, 1998 at an annual salary of $200,000. The agreement will terminate on April 7, 2003 and is renewable on the same terms unless the Corporation gives notice of termination. As additional compensation, Mr. Gable will be paid a performance bonus annually, which will be based upon the net profits of the Corporation each year. Mr. Gable received stock options to purchase 1,000,000 shares of Common Stock of the Corporation at $0.45 per share which shall become vested when the Corporation has a consolidated pre-tax net income of at least $1,000,000 in two consecutive quarters. These options must be exercised no later than December 31, 1999 or the options will become void. In addition, if the Corporation successfully completes a public offering of 5,000,000 shares of the Corporation's stock or raises at least $5,000,000 in the Offering, Mr. Gable will receive options to purchase an additional 500,000 shares of Common Stock at $0.10 per share. In the event the Corporation terminates the Gable Agreement for its convenience prior to the expiration thereof, the Corporation will provide Mr. Gable with written notice of 90 days prior to the termination date, along with compensation in an amount equal to five years of salary in the Gable Agreement.

         Bennett H. Goldstein. Mr. Goldstein entered into an employment agreement with the Corporation effective February 15, 1999 at an annual salary of $140,000. The agreement is for five years, and is renewable on the same terms unless the Corporation or Mr. Goldstein gives notice of termination. As additional compensation, Mr. Goldstein will be paid a performance bonus annually, which will be based upon the net profits of the Corporation each year, but in any event shall equal a minimum of $35,000. Mr. Goldstein received stock options to purchase 200,000 shares of Common Stock of the Corporation at $2.50 per share which shall become vested in 30,000 share increments on the first through fourth anniversary dates of the Goldstein Agreement and on the fifth anniversary, the remaining 80,000 shall become vested. In the event the Corporation terminates the Goldstein Agreement for its convenience prior to the expiration thereof, the Corporation will provide Mr. Gable with written notice of 90 days prior to the termination date, along with compensation in an amount equal to two years of salary in the Goldstein Agreement.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table reflects the beneficial ownership of the Corporation's Common Stock as of March 26, 1999 held by directors, executive officers, each person known to Management of the Corporation to own beneficially, directly or indirectly, more than 5% of the Corporation's Common Stock, and all directors and executive officers as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of all executive officers and directors is the principal office of the Corporation.

5% Beneficial Owners                Number of Shares    Percent of Class
--------------------                ----------------    ----------------

The Greater Metropolitan
    Corporation 1........               3,133,874           5.81%
333 7th Avenue
New York, New York 10001

-------------------------------------
1 Leonard Mezi is the sole stockholder of The Greater Metropolitan Corporation and controls the corporation.


Executive Officers and Directors                         Number of Shares            Percent of Class
--------------------------------                         ----------------            ----------------

E. David Gable 1..........................                    1,253,100 2                   2,38%
Lowell Farkas 1...........................                      425,000                     0.80%
Bennett H. Goldstein......................                            0                       --
Stuart L. Agranoff .......................                       50,000                     0.10%
Richard Cohen1 ...........................                       80,000                     0.15%
Michael Eberle ...........................                            0                       --
Lawrence E. Gable.........................                       50,000                     0.10%
Antony Redfern............................                            0                       --
Richard J. Greene.........................                       29,673                     0.05%
Michael R. Faulks.........................                      370,370                     0.70%
Barry N. Hunt.............................                        9,400 3                    .02%
B. Chris Schwartz.........................                            0                       --
                                                              ---------                   ------
All directors and executive officers
  as a group (12 persons).................                    2,267,543                     4.30%
                                                              =========                   =======


-------------------------------------
1 Includes shares of Common Stock that the above individuals have a right to acquire within 60 days pursuant to the exercise of options. Such shares are deemed outstanding for the purpose of computing the percentage ownership of such individuals, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
2 Includes 748,000 shares issued to Mr. Gable in exchange for shares of stock in DAR Products Corporation and for services rendered in connection with the Exchange Agreement with Grandname Limited.
3 Does not include 200,000 shares of Series A Preferred Stock convertible into 2,000,000 shares of Common Stock on May 18, 2000 or, earlier, at any time into Common Stock valued at $2,000,000 based on its then market value. Since market value of the Company's Common Stock is substantially in excess of $1.00, the conversion right is not likely to be exercised within 60 days.


ITEM 12. Certain Relationships and Related Transactions.

         The Corporation has a number of common officers, directors, and relationships with TimeCast and DAR (See "Corporate History"). E. David Gable, Director of DAR, serves as the Corporation's Chairman. Donna Ruff, Secretary of DAR, is an employee of the Corporation. With respect to Talidan, Antony Redfern, a consultant to Talidan, serves as a Vice President of the Corporation.

         The Corporation expects to continue its business relations with TimeCast and assisted TimeCast with financial, administrative, and human resources support. The Corporation anticipates that all future transactions with TimeCast will be conducted on an arm's-length basis, on terms that the Corporation and TimeCast believe, without an independent third party evaluation, will be no less favorable to TimeCast than could have been obtained from unrelated third parties.

         TimeCast spun off DAR in December 1998. The Corporation had made loans to DAR in the amount of approximately $57,000 to fund its operations since the Corporation acquired all of DAR's issued and outstanding shares in May 1996. The Corporation does not intent to make any further advances to DAR in the future.

         The Corporation made advances to certain of its officers and directors from time to time which were non-interest bearing and which did not have a specified repayment date. The Corporation determines whether it will make an advance, attach any conditions or obligations to the advance, or what the repayment obligations will be on a case by case basis. Typically, the advances are made at the discretion of the executive officers. In the event a large advance is to be made, then the board of directors must approve such advance. The advances are made to help the Corporation's officers, directors and employees in the time of personal need because the Corporation is unable to pay at this time wages at industry standard. The highest advances made during the last three years were $116,500 to E. David Gable, $175,000 to Scott Caruthers, a former Director of the Corporation, and $46,664 to David Pearl, former Secretary to the Corporation. To date, all advances have been paid back to the Corporation. In the event of termination of employment, either voluntary or involuntary, any advances made to such officers must be repaid at the time of such termination.


ITEM 13.          Exhibits, List and Reports on Form 8-K.

Exhibits

         The exhibits filed as a part of the Annual Report on Form 10-KSB are listed in the "Index of Exhibits" on the page following the signature page hereof.


Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       CARNEGIE INTERNATIONAL CORPORATION


Date:  April 27, 1999                  By: /s/ Lowell Farkas
                                           -------------------------------------
                                           Lowell Farkas
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                 Date

/s/ E. David Gable             Chairman of the Board              April 27, 1999
-----------------------        and Director
E. David Gable

/s/ Lowell Farkas              President, Chief Executive         April 27, 1999
-----------------------        Officer and Director
Lowell Farkas

/s/ Bennett H. Goldstein       Executive Vice President, Chief
-----------------------        Financial Officer and Treasurer    April 27, 1999
Bennett H. Goldstein

/s/ Richard J. Greene          Secretary                          April 27, 1999
-----------------------
Richard J. Greene

/s/ Stuart L. Agranoff         Director                           April 27, 1999
-----------------------
Stuart L. Agranoff

/s/ Richard M. Cohen           Director                           April 27, 1999
-----------------------
Richard M. Cohen

/s/ Barry N. Hunt              Director                           April 27, 1999
-----------------------
Barry N. Hunt


C76659M.634 Y:1

                                INDEX OF EXHIBITS

Exhibit No.       Exhibit Description
-----------       -------------------

3.1     Articles of Incorporation, as amended, filed herewith.

3.2 Bylaws (filed as Exhibit 3.2 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein)

10.1 Employment Agreement between the Corporation and Lowell Farkas, as amended (filed as Exhibit 10.1 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.2 Employment Agreement between the Corporation and E. David Gable (filed as Exhibit 10.2 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.3 Employment Agreement between the Corporation and Bennett H. Goldstein, filed herewith.

10.4    1998  Stock  Option  Plan   (filed as Exhibit  10.4 to the Corporation's
        Form  10-SB,  filed  with  the  Commission  on   October  28,  1998  and
        incorporated by reference herein).

10.5 Exchange Agreement between A&W Corporation, Inc. and Grandname Limited (filed as Exhibit 10.5 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.6 Assignment Agreement by and between First USA Merchant Services, Inc. and Electronic Card Acceptance Corporation (filed as Exhibit 10.6 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.7    Agreement  between Tiller Holdings Limited and the Corporation (filed as
        Exhibit 10.7 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.8 Form of Warrant (filed as Exhibit 10.8 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.9    Form  of  Stock    Option   Agreement (filed  as  Exhibit  10.9  to  the
        Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.10   Preemption   Agreement (filed as Exhibit 10.10 to the Corporation's Form
        10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.11 Stock and Asset Purchase Agreement for Victoria Station Restaurant (filed as Exhibit 10.11 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.12 Purchase Agreement and Promissory Note between the Corporation and the Alpina Tours, LLC (filed as Exhibit 10.12 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.13 Stock Purchase Agreement between the Corporation and Value Partners, Ltd. (filed as Exhibit 10.13 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.14 Stock Purchase Agreement for Harbor City Corporation, t/a ACC Telecom (filed as Exhibit 10.14 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.15 Buy-Back/Sell-Back Agreement for Purchase of Harbor City Corporation, t/a ACC Telecom (filed as Exhibit 10.15 to the Corporation's Form 10-SB, filed with the Commission on October 28, 1998 and incorporated by reference herein).

10.16 Employment Agreement between Barry N. Hunt and Harbor City Corporation, t/a ACC Telecom (filed as Exhibit 10.16 to Amendment Number 1 of the Corporation's Form 10-SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

10.17 Distributor Agreement between the Corporation and ALLTEL Supply, Inc. (filed as Exhibit 10.17 to Amendment Number 1 of the Corporation's Form 10-SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

10.18 Stock Purchase Agreement between the Corporation and Voice Quest. Inc. (filed as Exhibit 10.18 to Amendment Number 1 of the Corporation's Form 10-SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

10.19 Employment Agreement between Voice Quest, Inc. and Mark S. Ortner (filed as Exhibit 10.19 to Amendment Number 1 of the Corporation's Form 10-SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

10.20 Asset Purchase Agreement between the Corporation and the J-Net Group, Inc. (filed as Exhibit 10.20 to Amendment Number 1 of the Corporation's Form 10- SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

10.21   Employment Agreement between RomNet Support Services,  Inc. and Nicholas
        R. Gentile (filed as Exhibit 10.21 to Amendment Number 1 of the Corporation's Form 10-SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

10.22   Consulting  Agreement  between the  Corporation  and the  Vadiari  Group
        International  (filed  as  Exhibit  10.22 to  Amendment  Number 1 of the
        Corporation's Form 10-SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

10.23 Distributor Agreement between the Corporation and Tiller International (filed as Exhibit 10.23 to Amendment Number 1 of the Corporation's Form 10-SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

10.24   Acquisition    Agreement   between   the   Corporation   and   Paramount
        International Telecommunications, Inc., filed herewith.

10.25 Employment Agreement between Paramount International Telecommunications, Inc. and Michael Eberle, filed herewith.

21.1    Subsidiaries of the Registrant, filed herewith.

27.1    Financial Data Schedule is filed electronically herewith via EDGAR.

                       CARNEGIE INTERNATIONAL CORPORATION
                              FINANCIAL STATEMENTS

               Carnegie International Corporation and Subsidiaries

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           December 31, 1998 and 1997

                          C O N T E N T S




                                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-3



CONSOLIDATED FINANCIAL STATEMENTS


         BALANCE SHEETS                                                     F-5


         STATEMENTS OF EARNINGS                                             F-7


         STATEMENTS OF STOCKHOLDERS' EQUITY                                 F-9


         STATEMENTS OF CASH FLOWS                                          F-11


         NOTES TO FINANCIAL STATEMENTS                                     F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Carnegie International Corporation
    and Subsidiaries

We have audited the accompanying consolidated balance sheets of Carnegie International Corporation and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On July 29, 1998, we originally reported on the 1997 financial statements referred to above. This report was issued prior to the matters set forth in Note B to the financial statements, wherein revisions of amounts previously reported as of December 31, 1997, and for the year then ended are described.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carnegie International Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
Grant Thornton LLP
Baltimore, Maryland
April 22, 1999

                        CONSOLIDATED FINANCIAL STATEMENTS

        Carnegie International Corporation and Subsidiaries

                    CONSOLIDATED BALANCE SHEETS

                           December 31,




                                                                                                                       1997
                                  ASSETS                                               1998                      (restated)
                                                                                        ----                      ----------

CURRENT ASSETS
    Cash                                                                              $     789,068           $     226,422
    Certificate of deposit-restricted                                                             -                 400,000
    Accounts receivable - trade                                                             770,475                 761,464
    Accounts receivable - affiliates                                                         13,435                       -
    Accounts receivable - former subsidiaries                                             1,941,583                       -
    Note receivable and accrued interest - affiliate                                      2,090,000                       -
    Loans receivable                                                                          9,017                  10,200
    Inventory                                                                               163,686                  32,575
    Prepaid expenses                                                                        632,597                  24,620
    Refundable income taxes                                                                       -                  12,279
                                                                                       ------------               ---------

           Total current assets                                                           6,409,861               1,467,560




PROPERTY AND EQUIPMENT, less
    accumulated depreciation and amortization of
    $135,239 in 1998 and $102,042 in 1997                                                   815,121                 471,114




SOFTWARE DEVELOPMENT COSTS, less accumulated
    amortization of $136,826 in 1998                                                      7,998,510               6,664,953


OTHER ASSETS
    Intangibles, less accumulated amortization of
        $864,337 in 1998 and $190,797 in 1997                                            13,848,248              10,805,094
    Loans receivable - officers and employees                                                 6,560                 301,201
    Security deposits and other assets                                                       91,002                 109,047
                                                                                         ----------              ----------
                                                                                         13,989,160              11,215,342
                                                                                         ----------              ----------

                                                                                        $29,169,302             $19,818,969
                                                                                         ==========              ==========


The accompanying notes are an integral part of these financial statements.





                     LIABILITIES AND STOCKHOLDERS' EQUITY                                  1998                   1997
                                                                                                                (restated)
                                                                                           ----                 ----------


CURRENT LIABILITIES
    Notes payable                                                                        $  1,356,047         $     803,752
    Current maturities of long-term debt                                                      112,806               789,230
    Current maturities of notes payable to stockholder and affiliates                         172,771               185,000
    Accounts payable and accrued expenses                                                   1,411,136             1,274,064
    Deferred revenue                                                                           66,056                  -
    Income taxes payable                                                                      128,338                  -
                                                                                        -------------          ------------


           Total current liabilities                                                        3,247,154             3,052,046

LONG-TERM OBLIGATIONS
    Long-term debt, less current maturities                                                   375,359               169,612
    Notes payable to stockholder and affiliates, less current maturities
                                                                                              600,527                     -
    Put option obligation                                                                        -                3,756,574
                                                                                        -------------          ------------
                                                                                              975,886             3,926,186

DEFERRED INCOME TAXES                                                                         399,296                     -

COMMITMENTS AND CONTINGENCIES                                                                       -                     -

STOCKHOLDERS' EQUITY
    Convertible preferred stock, Series A, B, E and F, $1 par value;  40,000,000 authorized shares; 474,948 issued at December 31,
        1998, none issued at December 31, 1997                                                474,948                     -
    Common stock, no par with a stated value of $0.01; 110,000,000 shares                     545,212
        authorized; 54,521,154 issued and 51,743,135 outstanding at
        December 31, 1998 and 38,835,486 issued and 36,057,467                                                      388,355
        outstanding at December 31, 1997
    Additional paid-in capital                                                             23,150,206            14,732,345
    Retained earnings (accumulated deficit)                                                 1,661,964              (998,963)
    Accumulated other comprehensive loss                                                       (4,364)                    -
                                                                                        -------------          ------------

                                                                                           25,827,966            14,121,737
    Less treasury stock at cost (2,778,019 shares)                                         (1,281,000)           (1,281,000)
                                                                                        -------------          ------------
                                                                                           24,546,966            12,840,737
                                                                                        -------------          ------------

                                                                                        $  29,169,302          $ 19,818,969
                                                                                         ============           ===========


               Carnegie International Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        For the years ended December 31,




                                                                                                                    1997

                                                                                           1998                  (restated)
                                                                                           ----                  ----------

Revenue
  Operating                                                                                 $  8,549,659       $  3,245,810

  Sale of software and distribution rights                                                     3,107,564                  -
  Sale of service contracts                                                                         -             3,700,000
                                                                                            ------------       ------------

        Total revenue                                                                         11,657,223          6,945,810

Cost of sales                                                                                  3,679,506          1,589,925
                                                                                            ------------       ------------

        Gross profit                                                                           7,977,717          5,355,885

Operating expenses
  Sales and marketing                                                                          1,090,929            359,966
  General and administrative                                                                   5,399,030          3,211,055
  Depreciation and amortization                                                                  809,363            248,442
                                                                                            ------------       ------------
                                                                                               7,299,322          3,819,463
                                                                                            ------------       ------------

        Operating income                                                                         678,395          1,536,422

Other income (expense)
  Interest expense                                                                              (608,838)           (49,417)
  Interest income                                                                                143,129             16,834
  Sale of assets and release of covenants                                                      1,596,273                  -
  Gain on sale of subsidiaries                                                                 1,391,881                  -
                                                                                            ------------       ------------

                                                                                               2,522,445            (32,583)
                                                                                            ------------       ------------

        Income from continuing operations before income                                        3,200,840          1,503,839
        taxes

Income taxes (benefit)                                                                           539,913            (12,279)
                                                                                            ------------       ------------
        Net income from continuing operations                                                  2,660,927          1,516,118


The accompanying notes are an integral part of these financial statements.



Discontinued operations
  Loss from operation of TimeCast                                                                   -             (100,330)
                                                                                            ------------       -----------


        NET INCOME                                                                          $  2,660,927       $ 1,415,788
                                                                                             ===========        ==========


Earnings (loss) per share Basic:
    Continuing operations                                                                   $       0.06       $      0.07

    Discontinued operations                                                                         -                (0.01)
                                                                                            ------------       -----------
    Net income                                                                              $       0.06       $      0.06
                                                                                             ===========        ==========

  Diluted:
    Continuing operations                                                                   $       0.06       $      0.06

    Discontinued operations                                                                         -                   -
                                                                                            ------------       -----------

    Net Income                                                                              $       0.06        $     0.06
                                                                                            ============       ===========


Weighted average common shares
  Basic                                                                                       43,304,804        22,164,134
                                                                                            ============       ===========
  Diluted                                                                                     47,040,585        24,418,814
                                                                                            ============       ===========



The accompanying notes are an integral part of these financial statements.

               Carnegie International Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY







                                                                          Preferred Stock                 Common Stock
                                                                          ---------------                 ------------

                                                                      Shares         Amount           Shares          Amount
                                                                      ------         ------           ------          ------


Balance at January 1, 1997                                                 -    $         -       16,574,786        $165,748

    Comprehensive income
        Net earnings for the year                                          -              -                -               -
    Spin-off TimeCast                                                      -              -                -               -
    Issuance of common stock                                               -              -          420,400           4,204
    Shares issued in lieu of compensation                                                          2,290,145          22,901
    Shares and warrants issued in connection with acquisitions
                                                                           -              -       19,340,000         193,400
    Note payable converted to common stock                                 -              -          210,155           2,102
    Affiliates' forgiveness of note payable                                -              -                -               -
    Purchase of treasury shares                                            -              -                -               -
                                                                      --------  ------------      ----------         --------


Balance at December 31, 1997 - as restated                                 -              -       38,835,486         388,355
    Comprehensive income (loss)
        Net earnings for the year                                          -              -                -               -
        Currency translation adjustment                                    -              -                -               -

           Total comprehensive income                                      -              -                -               -

    Issuance of common stock                                               -              -        7,952,100          79,521
    Shares issued in lieu of compensation and other cases            200,848        200,848        2,179,268          21,793
    Issuance of warrants                                                   -              -                -               -
    Notes payable converted to common stock                                -              -        1,358,000          13,580
    Exercise of stock options                                              -              -        3,635,500          36,355
    Shares issued in connection with acquisitions                    274,100        274,100          560,800           5,608
                                                                     -------       --------       ----------        --------

Balance at December 31, 1998                                         474,948       $474,948       54,521,154        $545,212
                                                                     =======        =======       ==========         =======



The accompanying notes are an integral part of these financial statements.




                              Retained              Accumulated
      Additional              earnings                  other
       paid-in              accumulated             comprehensive      Treasury            Stockholders'
        capital              (deficit)                   loss            stock                equity
        -------              ---------                   ----            -----                ------


    $     593,413           $ (2,414,751)              $      -      $            -          $ (1,655,590)


                -              1,415,788                      -                   -             1,415,788
           99,330                      -                      -                   -                99,330
          225,337                      -                      -                   -               229,541
          579,291                      -                      -                   -               602,192

       12,923,350                      -                      -                   -            13,116,750
          159,124                      -                      -                   -               161,226
          152,500                      -                      -                   -               152,500
                -                      -                      -          (1,281,000)           (1,281,000)
     ------------      -----------------             ----------          ----------            ----------


       14,732,345               (998,963)                     -          (1,281,000)           12,840,737
                -              2,660,927                      -                   -                     -
                -                      -                 (4,364)                  -                     -

                -                      -                      -                   -             2,656,563
        3,591,362                      -                      -                   -             3,670,883
          700,091                      -                      -                   -               922,732
          415,132                      -                      -                   -               415,132
          270,620                      -                      -                   -               284,200
        1,000,636                      -                      -                   -             1,036,991
        2,440,020                      -                      -                   -             2,719,728
      -----------              ---------             ----------          ----------           -----------


      $23,150,206             $1,661,964               $(4,364)        $ (1,281,000)          $24,546,966
       ==========              =========                ======          ===========            ==========





               Carnegie International Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,




                                                                                                                 1997
                                                                                           1998               (restated)
                                                                                           ----               ----------

Cash flows from operating activities
    Net income                                                                          $ 2,660,927          $ 1,415,788
    Adjustments to reconcile net income to net cash
        provided by operating activities
           Depreciation and amortization                                                    809,363              248,442
           Sale of software and distribution rights                                      (3,107,564)                   -
           Issuance of  stock as compensation                                               669,809              602,192
           Issuance of stock options                                                        148,532                    -
           Gain on sale of subsidiaries                                                  (1,391,881)                   -
           Sale of assets and release of covenants                                       (1,596,273)                   -
           Put option accretion                                                             387,981                    -
           Deferred income taxes                                                            399,296                    -
           Changes in assets and liabilities
               Accounts receivable                                                          435,685              (40,544)
               Due from affiliates                                                       (1,292,885)            (513,194)
               Inventory                                                                   (143,104)             (20,582)
               Prepaid expenses                                                            (103,454)             (24,248)
               Refundable income taxes                                                     (140,618)             (12,279)
               Other assets                                                                 (16,670)              61,112
               Accounts payable and accrued expenses                                       (158,759)             640,047
               Deferred revenue                                                               3,728                    -

                                                                                        -----------            ---------

                  Net cash (used in) provided by operating activities                    (2,154,651)           2,356,734

Cash flows from investing activities
    Restricted certificate of deposit (purchase) proceeds                                   400,000             (400,000)
    Purchase of property, plant and equipment                                            (1,623,102)            (170,008)
    Acquisition costs                                                                      (220,759)            (530,628)
                                                                                        -----------            ---------

                  Net cash used in investing activities                                  (1,443,861)          (1,100,636)




The accompanying notes are an integral part of these financial statements.



                                                                                                                 1997
                                                                                       1998                   (restated)
                                                                                       ----                   ----------

Cash flows from financing activities
    Payments on notes payable                                                            (1,558,043)          (1,454,033)
    Payments on capital leases                                                               (1,271)                   -
    Proceeds from issuance of notes payable                                               1,677,563              990,568
    Purchase of treasury shares                                                                   -             (800,000)
    Sale of common stock                                                                  3,670,883              229,541
    Proceeds from sale of subsidiaries                                                      100,000                    -
    Loans receivable officers and employees                                                 280,207                    -
    Notes receivable                                                                         (3,817)             (10,200)
                                                                                      -------------          -----------

                  Net cash provided by (used in) financing activities                     4,165,522           (1,044,124)

Effects of exchange rates on cash                                                            (4,364)                   -
                                                                                      -------------          -----------

                  NET INCREASE IN CASH                                                      562,646              211,974

Cash at beginning of period                                                                 226,422               14,448
                                                                                      -------------         ------------

Cash at end of period                                                                  $    789,068         $    226,422
                                                                                        ===========          ===========



Supplemental schedule of non-cash activities:
    During 1998, the Company:
     o Purchased all of the stock of ACC Telecom, Voice Quest and RomNet for 274,100 shares of preferred stock and 560,800 shares of common stock, representing an aggregate price of $3,534,690 including notes for $904,962.

    During 1998 and 1997, the Company:
     o    Issued  2,179,268  and  2,290,145 shares of the Company's common stock
          at  a value of  $922,732   and $602,192 as  compensation  for services
          rendered by various consultants, attorneys, and others.

     o Issued 1,358,000 and 210,155 shares of common stock in exchange for notes payable of $284,200 and $161,226, respectively.

    During 1997, the Company:
     o    Purchased   all  of  the  stock of  Talidan,  PTT,  and  Victoria  for
          19,340,000 shares of common stock, warrants for 5,000,000 shares, options and a put option for shares valued at $5 million, representing an aggregate price of $17,217,074, including cash and notes of $325,000.
     o Acquired 2,778,019 shares of its common stock in settlement of notes receivable from affiliates of $481,000 and cash of $800,000.

     o Spun-off a subsidiary with a deficit, which increased stockholders' equity by $99,330.

     o A stockholder relieved the Company of an obligation to make payment on a note payable in the amount of $152,500.

NOTE A - SUMMARY OF ACCOUNTING POLICIES

      A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

      Organization

      Carnegie International Corporation, a Colorado corporation (the Company or Carnegie) (formerly A&W Corporation, Inc., which discontinued operations in September, 1985) acquired all of the outstanding stock of DAR Products Corporation (DAR) and Electronic Card Acceptance Corporation (ECAC) in exchange for 94% of its common stock pursuant a stock purchase agreement with Grandname, Ltd. in May, 1996. For accounting purposes, this transaction was reflected as a reverse acquisition with DAR and ECAC as the acquirers.

      Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of Carnegie and its wholly-owned subsidiaries: Talidan Limited (Talidan), a British Virgin Islands corporation; Profit Through Telecommunications (Europe) Limited (PTT), a United Kingdom corporation; Talidan USA t/a Victoria Station - Miami, Inc. (Victoria), a Florida corporation; and in 1998, Harbor City Corporation t/a ACC Telecom (ACC Telecom), a Maryland corporation; Voice Quest, Inc. (Voice Quest), a Florida corporation; The J-Net Group, Inc. t/a RomNet (RomNet), a Delaware corporation; Carnegie Communications, a Maryland corporation; and through the date of their disposition in 1998 and 1997, ECAC Europe (ECAC Europe), a United Kingdom corporation; Electronic Card Processing, Inc. ("ECPI"), Electronic Card Acceptance Corporation (ECAC), a Virginia corporation; and TimeCast Corporation (TimeCast), a Nevada corporation.

      ACC Telecom, Voice Quest and RomNet were acquired in 1998 and were accounted for as purchases. Results of operations since February 1, 1998 for ACC Telecom, November 20, 1998 for Voice Quest, and December 1, 1998 for RomNet have been consolidated.

      Talidan and PTT were acquired on September 29, 1997 and Victoria was acquired August 18, 1997. These acquisitions were accounted for as purchases. Results of operations of these subsidiaries from their dates of acquisition have been consolidated.

      Significant   intercompany    transactions   have   been   eliminated   in
      consolidation.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

      Business Operations
      -------------------

      The Company operates primarily in the United States, the United Kingdom, and South America. During 1998, on the basis of revenues, the Company's business operations were 28% in the installation and servicing of telephone systems; 28% in the sale of software and distribution rights to the software; 26% in the marketing of telephone time through international contracts primarily in South America and Europe; and 18% in restaurant operations in Miami, Florida. During 1997, the Company's business operations were 73% in credit card processing in the United States; 17% in the marketing of telephone time through international contracts primarily in South America and Europe; and 10% in restaurant operations in Miami, Florida. The primary business segments and a description of the business operations of each company follows:

      Corporate
      ---------

      Carnegie provides management services to its wholly owned subsidiaries. Carnegie has no direct domestic operating assets or business activity.

      Telecommunications

      Talidan markets telephone service through international contracts for discounted telephone time.

      PTT is a telecommunications software company. Its software can be utilized by voice recognition, touch-tone keypad, or bar code readers for a broad range of applications. One of PTT's products is MAVIS(TM) (Multi-language Automated Voice Independent System), an automated attendant system allowing telephone callers to reach or leave messages for a person or a department of a company, by verbally responding to prompts, without pressing buttons on the telephone.

      o ACC Telecom sells, installs and services telephone systems, voice mail integration, computer technology, LAN operating systems and cable media in the Washington, DC, Maryland and Northern Virginia areas.

      o    Voice  Quest,  located  in   Sarasota,  Florida,  is  involved in the
           development  of  voice  activated  software   applications  that  are
           compatible with the Company's MAVIS(TM) product.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

      Business Operations - continued
      -------------------------------

      Telecommunications - continued

      o RomNet is engaged in the business of providing technical support services for software and hardware, beta testing services, and Internet support and services

      Restaurant

      o     Victoria operates a restaurant in Miami, Florida.

      Financial Services

      o ECAC is an independent sales organization providing bankcard services to U.S. merchants. Its primary business objective was to build a portfolio of customer service contracts between itself and individual merchants. The service contracts provide for the payment of fees by the individual merchants to the Company who in turn pays a financial institution for service. When the portfolio of contracts approximates 1,000 or more contracts it was the Company's intent to offer the portfolio for sale to financial institutions, or other companies, involved in the credit card processing business. On January 30, 1998, the stock of ECAC was sold.

      o ECAC Europe is an independent sales organization providing bankcard services to merchants in the United Kingdom. On January 6, 1998, the stock of ECAC Europe was sold.

      Other

      o TimeCast, prior to its spin-off in September 1997, was engaged in the business of designing, manufacturing and marketing physical fitness exercise devices and equipment, and muscular development products, including Non-Grip Technology(R) related to exercise and fitness equipment.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

      Use of Estimates
      ----------------

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenue and expenses during the reporting period. Actual results may differ from those estimates.

      Accounts Receivable
      -------------------

      For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.

      Inventory
      ---------

      Inventory consists of telephone equipment, supplies, credit authorization equipment and restaurant supplies, which are valued at the lower of cost or market on a first-in, first-out basis.

      Property, Plant and Equipment
      -----------------------------

      Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. Accelerated depreciation methods are used for tax purposes on certain assets. The estimated service lives used in determining depreciation are five to seven years for computers, software, furniture and equipment. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

      Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

      Software Development Costs
      --------------------------

      Software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software acquired and development costs incurred after technological feasibility has been established are capitalized and amortized on a straight line basis over a period of five years, commencing with product release. There was no amortization in 1997, as none of the software had been released.

      Research and Development
      ------------------------

      Cost incurred in research and development activities are charged to operations.

      Intangibles
      -----------

      Intangibles represent costs in excess of net assets acquired in connection with businesses acquired, acquisition costs, and noncompete agreements. The costs in excess of net assets acquired in connection with businesses acquired are being amortized to operations over 15 years, the acquisition costs are being amortized over 15 years and noncompete agreements are being amortized over the term of the contracts, all on a straight-line basis. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current or forecasted profitability of the related business.

      Revenue Recognition
      -------------------

      ECAC recognized income resulting from the sale of service contract portfolios when title to these contracts is assigned to the purchaser. The Company recognizes revenue from bank services pursuant to the terms of service agreements that are based upon a percentage of sales volume transacted by the merchant.

      Talidan recognizes revenue from telephone sales on a monthly basis in accordance with its service contracts. The monthly revenue is based on the number of minutes of calls that are processed.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

      Revenue Recognition - continued
      -------------------

      PTT recognizes product revenues upon shipment to the customer, satisfaction of significant Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. At the time of shipment, the Company accrues for the estimated cost of post contract support. The Company provides an allowance for estimated returns at the time of product shipment and adjusts this allowance as needed based on actual returns history.

      Victoria recognizes revenue based on food and beverage sales at its Miami, Florida restaurant.

      ACC Telecom recognizes revenue from telephone sales and service when the equipment is installed or service is provided.

      Voice Quest recognizes revenue upon delivery and installation of software products.

      RomNet recognizes revenue on a monthly basis under the service contracts to which it is a party. Amounts received in advance of the services being provided are deferred.

      TimeCast, ECAC Europe, and PTT revenues were not material for the year ended December 31, 1997.

      Stock-Based Compensation
      ------------------------

      Compensation costs for stock options to employees are measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensations costs for stock options and warrants to other than employees are based on the fair value of the instrument issued. Compensation for stock awards is recorded based on the fair market value of the Company's stock at the time of grant.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

      Advertising
      -----------

      Advertising  costs  are  expensed  as  incurred.   Total  advertising  and
      promotion expense for the years ended December 31, 1998 and 1997 amount to $1,090,929 and $359,966, respectively.

      Income Taxes
      ------------

      The Company records income taxes using the liability method for financial reporting purposes. Deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities that are recognized in different periods for financial and tax reporting purposes.

      Earnings Per Share
      ------------------

      Basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share amounts reflect the increase in weighted average number of common shares outstanding that would result from the assumed conversion of convertible preferred stock and outstanding stock options, calculated using the treasury stock method.

      Translation of Foreign Currencies
      ---------------------------------

      Assets and liabilities recorded in functional currencies other than U.S. dollars are translated into U.S. dollars at the year-end exchange rates. Revenue and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited directly to accumulated other comprehensive income, which is a separate component of stockholders' equity. Foreign currency translation adjustments prior to 1998 were not material.

      Statement of Cash Flows
      -----------------------

      For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

      Reclassifications
      -----------------

      Certain items in the 1997 financial statements have been reclassified to conform to the current presentation.

      Newly Issued Accounting Standards
      ---------------------------------

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (SFAS 130), which is effective for fiscal years beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS 130 in the fiscal year beginning January 1, 1998, and has restated its prior year financial statements to conform to this presentation.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements on the basis that is used internally for evaluating segment performance. The Company adopted SFAS 131 in the fiscal year beginning January 1, 1998 and has restated its prior year segment data to conform to this presentation.

      In December 1997, SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits, was issued and is effective for the Company's 1998 fiscal year. The statement revises current disclosure requirements for employers' pensions and other retiree benefits. Implementation of this disclosure standard did not affect the Company's financial position or results of operations.

      In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. Implementation of this standard is not anticipated to have an effect on the Company.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE B - RESTATEMENT OF FINANCIAL INFORMATION

      The Company has restated its financial statements for the year ended December 31, 1997. This action was taken as a result of a revaluation of the discount for restrictions on stock issued during the year. The effect of the restatement was to increase intangibles and capitalized software by approximately $6,090,000 and $4,952,535, respectively, increase general and administrative expenses by approximately $154,000, and increase amortization expense on the capitalized assets by approximately $73,000.


NOTE C - ACQUISITIONS

      During 1998, the Company made the following acquisitions:

      ACC Telecom
      -----------

      On May 18, 1998, with an effective date of February 1, 1998, the Company acquired all of the outstanding stock of ACC Telecom for $2,467,855 consisting of a $1,000,000 note payable in quarterly installments over five years, plus 200,000 shares of the Company's Series A preferred stock. After a two year holding period, this preferred stock is convertible into the greater of $2,000,000 worth or 2,000,000 shares of the Company's common stock. In the event the Company declares a common stock dividend, or the market price of the Company's common stock exceeds $2.00 per share, the preferred stock may be converted prior to the end of the two year holding period. This acquisition was accounted for as a purchase.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE C - ACQUISITIONS - Continued

      Voice Quest
      -----------

      On November 20, 1998, the Company acquired all of the outstanding stock of Voice Quest, a Florida corporation, for $382,141. Voice Quest is involved in the development of voice activated software applications that are compatible with the Company's MAVISTM product. Consideration consisted of 21,600 shares of Series E Preferred Stock that is convertible into the Company common stock, which shares are subject to Rule 144 restrictions. Conversion of the Preferred Series E Stock to common will be based on the greater of common stock with a value of $270,000 or 216,000 shares of common stock if the value per share during the business day immediately preceding expiration of the conversion period is greater than $1.25 per share. Conversion may not take place until November 20, 2000. In addition, the sellers received 230,000 shares of common stock subject to Rule 144 restrictions, at closing. Additional consideration included a non-interest bearing note to the sellers of $102,084. This note is payable in quarterly installments of $8,507 over a three-year period commencing January 1, 1999. The value of this obligation discounted at 10% is $90,000. The Company has recorded this acquisition as a purchase.

      RomNet
      ------

      On December 1, 1998, the Company acquired all of the assets, and assumed all of the liabilities of RomNet for $684,694. The consideration paid was 52,500 shares of Series F preferred stock, which automatically converts into common stock of the Company on December 1, 2000. The Series F preferred stock will convert into the greater $700,000 of common stock or 525,000 shares of stock if the average closing price of the Company's common stock is $1.33 or greater for the five business days preceding conversion. In addition, the Company assumed liabilities, including equipment leases, totaling $509,529. This acquisition was accounted for as a purchase.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE C - ACQUISITIONS - Continued

      The fair value of assets acquired and liabilities assumed during 1998 are summarized as follows:

                           ACC Telecom     Voice Quest            RomNet
                           -----------     -----------            ------

Current assets             $   462,877      $    7,632          $     42,761
Property and equipment         178,692          14,012                94,200
Other assets                     4,360             379                     -
Goodwill                     2,158,384         364,384             1,057,262
Liabilities                   (336,458)         (4,266)             (509,529)
                            ----------       ---------             ---------

Purchase price              $2,467,855       $ 382,141           $   684,694
                             =========        ========            ==========


      During 1997, the Company made the following acquisitions:

      PTT and Talidan
      ---------------

      On September 29, 1997, the Company acquired all of the outstanding stock of PTT and Talidan from Tiller Holding Limited ("Tiller"), a broker, for $5,954,250 and $10,919,074, respectively. The consideration was comprised of 19,340,000 shares of the Company's common stock; warrants for five million shares, exercisable at 50% of the average market price for the 30 days prior to exercise; and options for shares valued at $5 million, exercisable at $0.001 per share, with a related put option valued at $3,756,574. Neither of the parties are related.

      The Agreement with Tiller also provides that the Company shall have a three year right of first refusal for future dispositions by Tiller of companies in the telecommunications industry.

      Victoria
      --------

      On September 29, 1997, the Company acquired 100% of the stock of Victoria. The agreement was effective August 18, 1997. Victoria operates the Victoria Station restaurant in Miami, Florida. Consideration for the acquisitions was cash of $140,000 and a note for $185,000, payable not later than January 15, 1998, plus 25,000 shares of the Company's stock valued at $18,750 ($0.75 per share).

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE C - ACQUISITIONS - Continued

      Victoria
      --------

      The above transactions have been recorded under the purchase method of accounting and, accordingly, the results of operations of PTT and Talidan from September 29, 1997 are included in the accompanying consolidated financial statements. The operations of Victoria commenced August 18, 1997.

      The fair value of assets acquired and liabilities assumed during 1997 are summarized as follows:

                                PTT            Talidan               Victoria
                                ---            -------               --------


Current assets              $    16,000       $    575,379        $         -

Property and equipment           32,000                  -            225,000
Software                      6,651,850                  -                  -
Other assets                          -              3,341             75,000
Goodwill                              -         10,561,513             43,750
Liabilities                    (745,600)          (221,159)               -
                             ----------        -----------         ----------


Purchase price               $5,954,250        $10,919,074         $ 343,750
                              =========         ==========          ========


      The following table reflects unaudited pro forma combined results of operations of the Company assuming the above stock acquisitions had taken place at the beginning of the year for the years ending December 31, 1998 and 1997:

                                                1998              1997
                                              ------            -------


Revenues                                   $ 11,866,647       $11,180,677
                                             ==========        ==========

Income from continuing operations          $  2,607,340       $ 2,304,810
Loss from discontinued operations                   -            (100,330)
                                          -------------       -----------

           Net income                      $  2,607,340       $ 2,204,480
                                            ===========       ===========

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE C - ACQUISITIONS - Continued

                                           1998                    1997
                                           ----                    ----

Earnings per common share:
    Basic
        Continuing operations          $          0.06        $            0.06
        Discontinued operations                   -                        -
                                       ---------------         ----------------

           Net income                  $          0.06        $            0.06
                                        ==============         ================

    Diluted
        Continuing operations          $          0.06        $            0.05
        Discontinued operations                   -                        -
                                        --------------         ----------------

           Net income                  $          0.06        $            0.05
                                        ==============         ================


      In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the foregoing periods or of future operations of the combined companies under the ownership and management of the Company.

NOTE D - DISPOSITIONS

      ECAC
      ----

      On January 30, 1998, the Company entered into an agreement to sell the outstanding shares of ECAC, its credit card processing subsidiary. Consideration for the sale was $100,000 that was paid at closing. The Company realized a gain on sale of the stock of approximately $1.14 million, since ECAC's liabilities exceeded its assets at the time of sale.

      At the time of sale, ECAC owed the Company approximately $1,600,000 on a non-interest bearing debt which the buyer assumed. This obligation which was due in December 1998, was discounted to reflect imputed interest at 10% on the obligation and is classified on the balance sheet as Accounts Receivable - former subsidiaries.

      To secure this obligation, ECAC's management personally guaranteed the debt and delivered one million free trading shares of Carnegie stock as collateral for the amount due by ECAC.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE D - DISPOSITIONS - Continued

      ECAC - continued
      ----

      In December 1998, the Company's management agreed to extend the due date of the amount due from ECAC. This extension was granted to enhance the Company's negotiating position with respect to a pending venture between Nuefield Investments, ECAC, and the Company. A 7% note was received from ECAC and Nuefield Investments agreed to substitute 391,000 shares of Carnegie shares valued at $770,000 as collateral on behalf of the management of ECAC. On March 31, 1999 the collateral was sold in satisfaction of the balance due on the note.

      The Company has entered into an agreement with the purchaser of ECAC and a bank, whereby the Company receives a distribution of 40% of the gross profit arising from the services sold to new merchants that the Company is instrumental in recruiting. The Company has the authority to direct these customers to other financial institutions without the joint venture partner's consent. Revenues realized by the Company approximate the direct cost of the Company's employees.

      ECAC Europe
      -----------

      On January 6, 1998, the Company entered into an agreement to sell the outstanding shares of ECAC Europe, in consideration for a $250,000 note bearing interest at 6%, that matures in June 1999.

      TimeCast
      --------

      On September 15, 1997, the Company's Board of Directors declared a distribution of 100% of the common shares of TimeCast to the Company's common shareholders of record at the close of business on September 15, 1997 (the "Spin-Off"). Common shares were distributed on the basis of one share of TimeCast for every three shares of the Company's common stock held by each shareholder. The accumulated deficit of $99,330 attributable to TimeCast's operations has been eliminated as a result of the spin-off and additional paid-in capital has been increased accordingly.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE D - DISPOSITIONS - Continued

      TimeCast - continued
      --------

      Summarized income statement information relating to TimeCast's results of operations, which is reported as discontinued operations is as follows:

              Royalty income                         $     5,400
              Operating loss                            (100,330)
              Net loss                                  (100,330)


      Sale of Certain Talidan Assets

      On June 22, 1998 the Company sold its business derived from print media, including the rights to certain telephone numbers, line access, and advertising materials used in its operations in South America for a $2,340,000 note bearing interest at 7%. The lines sold were not compatible with the Company's operations. In addition to the sale of the business, the Company agreed to release certain consultants to the Company from their covenant not to compete with the Company. The Company has allocated $600,000 of the selling price to sale of the business and the balance of $1,740,000 was allocated to the buy out of the covenant not to compete. The Company charged $616,792 of purchased goodwill attributable to the original acquisition of this business to operations at the time of sale.

      Payments on the $2,340,000 note are due quarterly commencing December 22, 1998 in the amount of $585,000 plus accrued interest. The Company received a portion of the first payment on October 28, 1998, which was in advance of its due date. As a result of the early partial payment, the Company agreed to extend the payment on the balance until January 27, 1999. Through March 31, 1999, a total of $1,310,000 has been collected on the note. In the event of non payment, the non compete agreements will become in force again and the Company will have the right to recover the assets sold.


NOTE E - CERTIFICATE OF DEPOSIT - RESTRICTED

      At December 31, 1997, the Company maintained a $400,000 certificate of deposit, which was redeemed in 1998, that was assigned as collateral for a note payable to First Mariner Bank. The carrying value of the certificate of deposit approximated its market value at December 31, 1997.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE F - LOANS RECEIVABLE - OFFICERS AND EMPLOYEES

      The Company made advances to and has receivables from officers and employees that amount to $6,560 and $301,201 as of December 31, 1998 and 1997, respectively. The advances are non-interest bearing, do not have specified repayment dates and have been reflected as non-current assets.


NOTE G - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31:

                                                        1998          1997
                                                     -----------    ---------

Vehicles                                                $219,165     $  4,170
Computer equipment and software                          157,961      176,026
Furniture and office equipment                           419,056      231,160
Equipment                                                114,178            -
Leasehold improvements                                    40,000       40,000
Equipment held for lease                                   -          121,800
                                                        --------      -------

        Total property and equipment                     950,360      573,156

Less accumulated depreciation and amortization           135,239      102,042
                                                        --------      -------

                                                        $815,121     $471,114
                                                         =======      =======



NOTE H - LEASE AGREEMENTS

      The Company has entered into operating leases for office space in Maryland, Florida and the United Kingdom. The lease terms range from 5 to 6 years and expire at various dates through March 2003. The leases require monthly payments which range from $3,515 to $10,260. Total rent expense charged to operations for the years ended December 31, 1998 and 1997 was $272,300 and $45,623, respectively.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE H - LEASE AGREEMENTS - Continued

      Base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998 are as follows:

                Year               Amount
                ----               ------

                1999              $371,449
                2000               415,220
                2001               374,677
                2002               292,440
                2003                64,476



NOTE I - NOTES PAYABLE

      Notes payable consisted of the following at December 31:


                                                  1998                     1997
                                               ----------                -------

Former shareholders of PTT                     $   255,585           $         -
Unaffiliated individuals                            11,877               366,155
Strongput International, LLC                             -               180,484
Affiliated individuals                               4,169               257,113
CNI                                                320,586                     -
Preferred Investments                              556,877                     -
First Union National Bank                           57,000                     -
Cambridge Trust Company                            149,953                     -
                                                ----------            ----------

                                                $1,356,047            $  803,752
                                                 =========             =========


      The Company is obligated under several notes payable due to former shareholders of PTT. The notes are payable on demand, are non-interest bearing and had a balance due of $255,585 at December 31, 1998. One of these former shareholders, Applied Knowledge Limited (Applied), is currently controlled by shareholders of Carnegie. The balance due Applied at December 31, 1998 was $164,835.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE I - NOTES PAYABLE - Continued

      Notes payable to unaffiliated individuals have outstanding balances aggregating $11,877 and $366,155 at December 31, 1998 and 1997, respectively. The notes are due on demand and accrue interest at rates that vary from 10% to 20%.

      A note due Strongput International, LLC, a management company partially owned by a shareholder, had an unpaid principal balance of $180,484 at December 31, 1997. The loan was paid in full during 1998.

      The Company has other notes payable to affiliated individuals and entities with aggregate outstanding balances of $4,169 and $257,113 at December 31, 1998 and 1997, respectively. These notes are due on demand and accrue interest at rates that vary from 10% to 12%.

      The Company is obligated on notes due CNI, a management company partially owned by a shareholder. The notes have an unpaid principal balance of $320,586 at December 31, 1998. The note is due on demand and accrues interest at 12% per annum.

      The Company is obligated on a note due Preferred Investments. The note has an unpaid principal balance of $556,877 at December 31, 1998. The note is due on demand and accrues interest at 12% per annum.

      The Company has a $100,000 line-of-credit with First Union National Bank, which expires June, 1999. Interest is due monthly at a rate of 2% over the prime rate (effective rate of 10.5% at December 31, 1998). Advances drawn under this line as of December 31, 1998 were $57,000.

      The Company is obligated on several notes payable to Cambridge Trust Company that have outstanding balances aggregating $149,951 at December 31, 1998. These notes are due on demand and accrue interest at rates that vary from 11 1/4 to 11 1/2%.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE J - LONG-TERM DEBT

      Long-term debt consisted of the following at December 31:

                                                      1998                1997
                                                    --------            --------

Union Planter's Bank                                $160,333           $       -
Estate of former owner of ECAC                       126,000             151,000
First Mariner Bank auto loans                         85,021                   -
Convertible note                                           -             250,000
Envoy Medical Corporation                                  -             109,786
First Mariner Bank                                         -             398,665
Security Financial and Investment Corporation              -              49,391
Capital lease obligations                            116,811                  -
                                                     -------            --------
                                                     488,165             958,842
Less current maturities                              112,806             789,230
                                                     -------             -------

                                                    $375,359            $169,612
                                                     =======             =======


      The Company is obligated on a $185,000 note to Union Planter's Bank. The note bears interest at prime + 2 % (10.5% as of December 31, 1998) and is payable in equal installments of $3,083 per month starting in May, 1998, with the balance due in full on January 15, 2001. A balance of $160,333 was outstanding at December 31, 1998.

      The Company is obligated on a note to the estate of the former owner of ECAC in connection with the original acquisition. The unpaid balance of the note was $126,000 and $151,000 at December 31, 1998 and 1997,
      respectively.

      During 1998, the Company entered into loan agreements with First Mariner Bank in connection with the purchase of three automobiles. The notes bear interest at rates ranging from 8.5% to 10.25% and are payable in monthly installments totaling $1,938, plus interest through October 2003. The balance of these notes were $85,021 at December 31, 1998.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE J - LONG-TERM DEBT - Continued

      On November 19, 1997, the Company issued a convertible note payable for cash in the amount of $250,000. The note bears interest at 10% and matured on November 18, 1998. Interest was payable in semi-annual installments beginning July 1, 1998. The note was convertible into shares of common stock of the Company. The note and accrued interest thereon of $34,200 was converted into 1,250,000 shares of common stock at $.20 per share during the first quarter of 1998.

      The Company was obligated on a note payable to Envoy Medical Corporation with an outstanding principal balance at December 31, 1997 of $109,786. The note bears interest at prime plus 3% and was due in June 1998. Monthly payments on the note are the greater of $7,000 or twenty percent of revenue earned from a certain customer. Payment on the note was overdue as of December 31, 1997. The loan was paid in full as of December 31, 1998.

      On June 11, 1997, the Company entered into a loan agreement with First Mariner Bank. The loan had a balance of $398,665 at December 31, 1997. The loan requires monthly interest payments at 7.26%. The loan was paid in full on June 5, 1998. The loan was collateralized by a $400,000 certificate of deposit.

      The Company was obligated on a note payable to Security Financial and Investment Corporation, with an outstanding principal balance of $49,391 at December 31, 1997, bearing interest at 12% per annum. The loan was paid in full as of December 31, 1998.

      The Company is obligated on several capital leases for office equipment that have outstanding balances aggregating $116,811 at December 31, 1998. The lease terms range from 1 to 4 years and accrue interest at rates that vary from 7.5% to 17%.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE J - LONG-TERM DEBT - Continued

      Scheduled annual maturities of long-term debt as of December 31, are as follows:

                                           Debt              Lease
                Year                      amount         obligation
                ----                      ------         ----------

               1999                       $64,783            $48,023
               2000                        67,223             39,588
               2001                        70,253             17,432
               2002                        71,030             11,768
               2003                        41,895                  -
               Thereafter                  56,170                  -


      o The aggregate carrying value of the long-term debt at December 31, 1998 and 1997 approximates market value.


NOTE K - NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES

      Notes payable to stockholder and affiliates as of December 31, are as follows:

                                               1998               1997
                                           -------------       -------

Former shareholder of Victoria                 $      -       $185,000
Former shareholders of ACC Telecom              683,298              -
Former shareholders of Voice Quest               90,000              -
                                               --------     ----------
                                                773,298        185,000

Less current maturities                         172,771        185,000
                                               --------     ----------
                                               $600,527     $        -
                                               ========     ==========



      At December 31, 1997 the Company was obligated on a 10% note payable to the former shareholder of Victoria in the amount of $185,000, issued in connection with the acquisition of Victoria. This note was paid in January 1998, when it was refinanced with the Union Planter's Bank.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE K - NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES - Continued

      In connection with the acquisition of ACC Telecom in February, 1998, the Company signed a $1,000,000 non-interest bearing note, payable quarterly over five years. At the time of the acquisition, the note was valued at $814,962, based on a discount at Carnegie's average incremental borrowing rate of 8.37%. The outstanding balance on the note is $683,298 as of December 31, 1998.

      In connection with the acquisition of Voice Quest in November, 1998, the Company signed a $102,084 non-interest bearing note, payable to two former shareholders of Voice Quest in quarterly payments over three years. At the time of the acquisition, the note was valued at $90,000 based on a discount at Carnegie's average incremental borrowing rate of 8.37%. The outstanding balance on the note is $90,000 as of December 31, 1998.

      Scheduled annual maturities of these obligations are as follows:

                   Year                          Amount
                   ----                          ------

                   1999                          $172,771
                   2000                           187,122
                   2001                           203,400
                   2002                           185,974
                   2003                            24,031



NOTE L - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

                                            1998                 1997
                                       ---------------      ---------


Accounts payable                           $1,073,059           $1,090,660

Accrued liabilities                           298,998              161,308

Accrued interest                               39,079               22,096
                                          -----------          -----------

                                           $1,411,136           $1,274,064
                                            =========            =========

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE M - PUT OPTION/SALE OF DISTRIBUTION RIGHTS

      On December 8, 1998, the Company entered into a Distributor Agreement with Tiller, whereby, in exchange for the Put on the options it holds, the Company appointed and designated Tiller as the exclusive authorized distributor of the MAVIS software in the former Soviet Union, Poland, Hungary, Czech Republic and other countries of the Eastern Block.

      Under the terms of the agreement, Carnegie is obligated to support the distributor in its effort to promote the sale of the software at the distributor's expense; provide reasonable technical and/or sales training assistance for the distributor's customers at the distributor's request and expense; to support the distributor by providing it, upon request, with all reasonable quantities of literature, catalogs, advertisements, circulars, other related materials at cost plus 10%; and to provide a master disk which would allow the distributor the right to 1,000 copies of the MAVIS software.

      The Company, having no future commitments under the distribution agreement, and having delivered the software by December 31, 1998, has recognized a gain of $3,107,564 on the sale of the software and distribution rights.


NOTE N - CAPITAL STOCK

      Convertible Preferred Stock
      ---------------------------

      The  following   Convertible   Preferred  stock  shares  were  issued  and
outstanding at December 31:

                                                               Issued


                                                           1998             1997
                                                         ----------         ----

Series A, $1 par value; 200,000 shares authorized           200,000            -

Series B, $1 par value: 200,848 shares authorized           200,848            -

Series E, $1 par value; 21,600  shares authorized            21,600            -

Series F, $1 par value; 52,500 shares authorized             52,500            -
                                                           --------         ----

                                                            474,948            -

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE N - CAPITAL STOCK - Continued

      Convertible Preferred Stock - continued
      ---------------------------

      In 1998, the Company issued 200,000 shares of non-cumulative Series A preferred stock in conjunction with the acquisition of ACC Telecom. The preferred stock is convertible after a two year holding period into the greater of $2,000,000 worth or 2,000,000 shares of the Company's common stock. The preferred stock is not entitled to share in dividends; however, if a dividend is declared on the common stock, or the market price of the Company's common stock exceeds $2.00 per share, the preferred stock may be converted prior to the end of the two year holding period. In the event of conversion, the common stock issued will be subject to restrictions under
      Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $1,652,893.

      In July, 1998, the Company issued 200,848 shares of non-cumulative Series B preferred stock, with piggyback registration rights, in consideration for an eighteen month consulting agreement with the Vadiari Group International. The stock was valued at $1.60 per share at the time of the issuance. The preferred stock is convertible into 2,008,475 shares of common shares after certain conditions related the Company's stock prices are achieved. These conditions were met as of December 31, 1998 and the preferred stock is convertible at any time. The shares were valued at a discounted valuation of $321,356.

      On November 20, 1998, the Company issued 21,600 shares of non-cumulative Series E preferred stock in conjunction with the acquisition of Voice Quest. The preferred stock automatically converts after a two year holding period into the greater of $270,000 worth or 216,000 shares of common stock subject to restrictions under Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $223,141.

      On December 1, 1998, the Company issued 52,500 shares of non-cumulative Series F preferred stock in conjunction with the acquisition of RomNet. The preferred stock automatically converts after a two year holding period into the greater of $727,000 worth or 525,000 shares of common stock subject to restrictions under Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $578,512.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE N - CAPITAL STOCK - Continued

      Common Stock
      ------------

      During 1998 and 1997, the Company entered into various transactions that included issuance of its common stock. The number of shares issued in each transaction was determined through negotiations among the parties. The per share value of stock exchanged varied among transactions that were similar in nature, based on the time the terms were agreed upon by the parties. Exclusive of the shares exchanged for acquisitions, per share values ranged from $0.40 to $0.96 in 1998 and $0.32 to $0.64, during 1997.

      Of the 55,796,154 and 38,835,486 common shares issued as of December 31, 1998 and 1997, respectively, 46,888,725 and 33,003,803 shares are restricted pursuant to the Securities Act of 1933 as amended, and 8,907,429 and 5,831,683 shares were issued pursuant to Rule 504 of the Securities Act of 1933 and are exempt from registration.

      Treasury Stock
      --------------

      During 1997, the Company acquired 1,700,000 shares of common stock for $800,000 ($.47 per share) in cash and 1,078,019 shares of its common stock in settlement of notes receivable for $481,000 ($.45 per share) from affiliates.

      1998 Stock Options Plan
      -----------------------

      On July 15, 1998, the Board of Directors of the Company approved the Carnegie International Corporation 1998 Stock Option Plan (the "Plan"). The purpose of the Plan is to provide incentives for directors, officers and employees of the Company who may be designated for participation and to provide additional means of attracting and retaining competent personnel.

      The Plan provides for the reservation of 2,000,000 shares of the Company's Common Stock for issuance upon the exercise of options granted under the Plan. The number of shares of Common Stock reserved for the grant of options and the number of shares of Common Stock which are subject to outstanding options granted under the Plan are subject to adjustment to give effect to any stock splits, stock dividends, or other relevant changes in the capitalization of the Company.

      Stock Options
      -------------

      In October, 1998, two Directors of the Company were each granted options to purchase 50,000 shares of common stock of the Company at an average exercise price of $0.94 per share. As of December 31, 1998, none of the options had been exercised.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE N - CAPITAL STOCK - Continued

      Stock Options - continued
      -------------

      On April 8, 1998 the Chairman and Chief Operating Officer of the Company was granted options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $.45 per share. These options will vest when the company achieves an operating pretax income of at least $1,000,000 for each of two consecutive quarters. These options expire on December 31, 1999. Additional options for 500,000 shares were also issued which have an exercise price of $0.10 per share and vest upon the Company successfully completing an offering of 5 million shares of Company stock or $5,000,000, whichever is lower, or achieving a $1,000,000 net profit at the end of a fiscal year. As of December 31, 1998 none of the options had been exercised.

      On April 8, 1998 the Secretary of the Company was granted options to purchase 250,000 shares of common stock of the Company which are exercisable immediately at an exercise price of $0.45 per share. In addition, in the event the Company completes a public offering of at least 5 million shares of common stock or realizes at least $5,000,000 through such an offering the Secretary will have the option to purchase an additional 100,000 shares of common stock for $0.10 per share. As of December 31, 1998 none of the options had been exercised.

      As part of the Company's employment agreement with its Chief Executive Officer, options for a total of 400,000 shares were issued on May 15, 1997. These options have an exercise price equal to the fair market value at the date of grant. These options vested as follows: 150,000 on May 15, 1997, 150,000 on December 31, 1997, and 100,000 on September 1, 1998.
      Additional options for 500,000 shares also issued have an exercise price of $0.10 per share and vest upon the Company successfully completing an offering of 5 million shares of Company stock or $5,000,000, whichever is lower, or achieving a $1,000,000 net profit at the end of a fiscal year. As of December 31, 1998 and 1997 none of the options had been exercised.

      The vesting of outstanding options is accelerated upon the sale of the Company or more than 50% of its outstanding shares to one person or entity.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE N - CAPITAL STOCK - Continued

      Stock Options - continued
      -------------

      The Company entered into an option agreement in connection with the acquisition of Talidan. This option, which expires in 2001, provides that the option holder may purchase additional shares of the Company's common stock at a price of one tenth of a cent ($.001) per share. The number of shares that may be purchased will be determined by dividing $2.5 million by the average market price of the common stock of the Company as traded in the thirty days prior to exercise of the option.


      The Company has also issued an option to Tiller to purchase shares in exchange for the right of first refusal (The Preemptive Agreement) for any telecommunication company that Tiller owns and offers for sale. This option, which expires in 2000, provides that Tiller may purchase additional shares of Company's common stock at a price of one tenth of a cent ($.001) per share. The number of shares that may be purchased will be determined by dividing $2.5 million by the average market price of the common stock of the Company as traded in the thirty days prior to exercise of the option.

      The Tiller and Talidan stock options have a Put Option associated with them. To the extent that the options are not fully exercised on the third anniversary of the issue date, the holder may, for a period of thirty days following such anniversary, exercise the remainder of the option, in whole or in part. The Company may be required by the holder to purchase the resultant number of shares as determined in the agreement. As of December 31, 1997, the Company had recorded its liability under the Put Option based on the discounted value of the stock options utilizing a 10% discount rate. The Option's carrying value was $3,756,574 as of December 31, 1997. The Put Option was terminated in 1998 in consideration for the award of certain distribution rights and software licenses. All of the options were exercised during 1998.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE N - CAPITAL STOCK - Continued

      Warrants
      --------

      In December, 1998, the Company issued warrants to purchase 250,000 shares of common stock, with 150,000 of the warrants having an exercise price of $0.71 per share and 150,000 of the warrants having an exercise price of $1.25 per share, to Bristol Asset Management, LLC (Bristol) in connection with Bristol's purchase of common stock. The warrants may be exercised at any time through December 31, 2001. As of December 31, 1998, none of the warrants were exercised.

      In November, 1998, the Company issued a warrant to purchase 2 million shares of common stock, at an exercise price of $1.43 per share, to Westshire Trading Company, in consideration for prepayment on a $2,340,000 note due the Company. The warrant may be exercised at any time prior to November, 2000. As of December 31, 1998, the warrant had not been exercised.

      In association with the acquisition of Talidan, the Company issued warrants for 5 million shares of common stock. The warrants are exercisable at any time through September 29, 1999 at a subscription price equal to 50 percent of the average market price of the Company's shares as quoted by the NASD OTC Bulletin Board Service for the 30 consecutive trading days before exercise. As of December 31, 1998, the warrants had not been exercised.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE N - CAPITAL STOCK - Continued

      The following table summarizes option activity during 1998 and 1997:

                                                            1998                              1997
                                                            ----                              ----

                                                                   Weighted                           Weighted
                                                                    average                            average
                                                                   exercise                           exercise
                                                  Shares             price            Shares            price
                                                  ------             -----            ------            -----


Options outstanding at beginning of year           6,108,334         $0.020                    -          $   -
Options exercised                                 (3,635,500)          0.001                   -              -
Adjustment due to change in stock price (1)       (1,572,834)          0.001                   -              -
Options granted                                    1,900,000           0.350           6,108,334           0.02
Options forfeited/expired                                  -               -                   -              -
                                            ----------------          ------     ---------------          -----

Options outstanding at end of year                 2,800,000          $0.290           6,108,334          $0.02
                                                                       =====                               ====

Option price range at end of year             $0.10 to $1.11                    $0.001 to $0.23

Option price range for exercised options              $0.001                              $   -

Weighted-average fair value of options,
   granted during the year                             $0.38                              $0.12

Options exercisable at end of year                 1,700,000                          5,508,334


      o (1) Number of available options increases or decreases as a result of movement in the stock price. See discussion of stock options above.

  The following table summarizes options outstanding at December 31, 1998:

                                                                Weighted average
             Number                      Weighted average           remaining
        outstanding    Exercise prices   exercise prices        contractual life

          1,100,000     $0.10 to $0.15        $0.10                   0.64
            400,000     $0.20 to $0.25        $0.23                   0.20
          1,250,000     $0.40 to $0.55        $0.45                   1.40
             50,000     $0.75 to $1.13        $0.94                   2.22

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE N - CAPITAL STOCK - Continued

      The fair value of each  option  grant is  estimated  on the date of grant,
      using  the  Black-Scholes   options-pricing   model,  with  the  following
      weighted-average assumptions used for grants in 1998 and 1997:

                                         1998                        1997
                               -------------------------       --------------

Risk free interest rate                4.12% to 5.56%          5.90% to 6.48%
Volatility rate                      109.4% to 112.0%                    200%
Expected lives                     1.75 to 3.75 years             2 to 4 years


      The following table presents the pro forma earnings for each period presented if the fair values of options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

                                                  1998                    1997
                                             ----------------        ---------
Pro forma
 Net earnings                                  $   2,316,451         $1,343,321
 Earnings per share
   Basic                                       $        0.05         $     0.06
   Diluted                                     $        0.05         $     0.06


      During 1998 and 1997, 2,179,268 and 2,290,145 shares of the Company's common stock were issued as compensation for various consultants, attorneys, and others at $.42 and $.26 per share or $922,732 and $602,192, respectively.


NOTE O - INCOME TAXES

      Earnings before income taxes from continuing operations is comprised as follows:

                               Years ended December 31,
                               ------------------------

                               1998                   1997
                           ---------------        --------

Domestic                       $(1,286,276)        $1,511,450
Foreign                          4,487,116             (7,611)
                                ----------        -----------
                               $ 3,200,840         $1,503,839
                                ==========          =========

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE O - INCOME TAXES - Continued

      The Company's provision for income taxes is comprised as follows:

                                        December 31,
                                        ------------

                                    1998               1997
                                 ----------          --------

Currently payable
    Domestic                     $  140,617            $(12,279)
    Foreign                               -                   -
                                  ---------          ----------
                                    140,617             (12,279)
Deferred - net                      399,296                   -
                                   --------          ----------

                                  $ 539,913            $(12,279)
                                   ========           ==========


      The Company's provision for income taxes differs from the anticipated United States statutory rate. Differences between the statutory rate and the Company's provision are as follows at December 31:

                                                  1998              1997
                                                ---------         ------

Taxes at statutory rate                             34.0%           34.0%
Benefit of net operating loss carryforward          (7.6)          (28.3)
Foreign tax rate differential                      (13.0)           (6.5)
Other                                                3.5               -
                                                   ------         -------

                                                    16.9%           (0.8)%
                                                   =====          =======


      Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $3,516,000 and $52,000 at December 31, 1998 and 1997, respectively. The Company has not determined the amount of unrecognized deferred tax liabilities.

      Talidan is chartered in the British Virgin Islands, and is not subject to tax in this jurisdiction. Additionally, the point of service is located in countries in Africa that do not impose income taxes.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE O - INCOME TAXES - Continued

      Deferred taxes are comprised as follows at December 31:

                                                        1998            1997
                                                      --------        --------

Noncurrent tax (liability) asset
    Domestic net operating loss
        carryforwards                                 $      -        $ 639,378

    Capitalized software costs                        (399,296)         (43,641)
                                                      --------         --------

        Noncurrent deferred tax (liability) asset     (399,296)         595,737

Valuation allowance                                          -         (595,737)
                                                      --------         --------

        Net deferred tax (liability) asset           $(399,296)       $       -
                                                      ========         =========

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE P- EARNINGS PER SHARE

      The following table reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations.

                                               1998                                        1997
                                           --------------         -------------------------------------------------


                                                                  Income from
                                                                  continuing       Discontinued
                                              Net income          operations         operations         Net income
                                              ----------          ----------         ----------         ----------

     Basic EPS
     Income (loss) available to
     common stockholder                      $ 2,660,927          $ 1,516,118     $   (100,330)      $   1,415,788
                                              ===========        ===========       ===========         ===========

     Weighted average number of
     common shares                            43,304,804           22,164,134       22,164,134          22,164,134
     outstanding                              ==========           ==========       ==========          ==========

           Basic EPS                         $      0.06         $       0.07     $      (0.01)      $        0.06
                                             ===========         ============     =============       ============



               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE P- EARNINGS PER SHARE - Continued

                                                1998                                                       1997
                                           --------------


                                                                Income from
                                                                 continuing       Discontinued
                                           Net income           operations         operations         Net income
                                           ----------           ----------         ----------         ----------

     Diluted EPS
     Income (loss) available to
      common stockholder                     $  2,660,927       $  1,516,118      $   (100,330)       $  1,415,788
      Income impact of assumed
      conversions                                      -                   -                 -                 -
                                            -------------       ------------      ------------        -----------


      Income (loss) available to
      Common stockholders on
       a diluted basis                       $  2,660,927       $  1,516,118      $   (100,330)       $  1,415,788
                                              ===========        ===========       ===========         ===========


      Weighted average number of
      common shares                            43,304,804         22,164,134        22,164,134          22,164,134
        outstanding
      Effect of dilutive securities -
      Stock options and warrants                1,481,569          2,254,680         2,254,680           2,254,680
      Preferred stock                           2,254,213                  -                 -                   -
                                              -----------        -----------      ------------         -----------


      Adjusted weighted average
      Number of common shares

      outstanding                              47,040,586         24,418,814        24,418,814         24,418,814
                                               ==========       ============      ============         ==========

                Diluted EPS                   $      0.06        $      0.06     $           -          $    0.06
                                               ==========         ==========      ============         ==========




      o During 1998, options and warrants to purchase 7,150,000 shares at prices ranging from $1.10 to $1.78 per share were outstanding, which were not included in the computation of diluted EPS from discontinued operations since inclusion of such shares would be antidilutive.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE Q - COMMITMENTS AND CONTINGENCIES

      Financial Services Agreement
      ----------------------------

      ECAC had a financial services agreement with Old Kent Bank for the processing of credit card transactions which expired on December 31, 1994; however, the parties continued to operate under the terms provided by the expired agreement until October 1, 1996. On October 1, 1996, ECAC entered into a settlement agreement under which its debt to Old Kent Bank was liquidated and Old Kent Bank paid ECAC $325,000 as a final settlement. Of the total debt forgiven, $513,529 related to amounts due in 1997 under these contracts, which was recognized as revenue in 1997.

      On April 16, 1997, ECAC entered into an assignment agreement with First USA Merchant Services, Inc. (First USA), under which ECAC agreed to assign, sell, transfer and convey to First USA, and First USA agreed to purchase from ECAC, all the Company's rights with respect to payments and fees related to certain merchant accounts under a prior Independent Sales Organization Marketing Agreement dated August 16, 1996. The consideration paid by First USA was $3,700,000. The revenue recognized in this transaction has been included in operating income for 1997. The company continues to market credit card processing services and the building of processing portfolios that may be packaged and sold in the future.

      Litigation
      ----------

      The Company and its subsidiaries were involved in two lawsuits involving 1996 acquisitions and stock transactions related to those acquisitions. Both of these suits were settled during 1998 for a total of $17,952 of cash and the issuance of 353,000 shares of common stock which are restricted under the Securities Act of 1933.

      Employment Agreements
      ---------------------

      The Company has entered into an employment agreement with a key employee. The agreement is for a two-year period commencing on May 15, 1997 and will be extended on the same terms unless sooner terminated. In the event the Company terminates without cause the employment of this employee, the employee shall receive an amount equal to one year's salary in addition to the balance of the salary due under the terms of the agreement. The agreements contain a provision which causes all options granted through this agreement to immediately vest if certain defined changes to the Company's ownership occur.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997




NOTE R - RELATED PARTY TRANSACTIONS

      In 1998, the Company sold the rights to certain telephone lines and intangibles to a company affiliated with one of its Directors (see Note
      D). The Company holds a note receivable related to this sale in the amount of $2,340,000.

      Legal fees of approximately $409,000 and $187,000 were paid to a firm of which a stockholder is the managing partner for the years ended December 31, 1998 and 1997, respectively.

      During 1997, the Company acquired 1,078,019 shares of its common stock in settlement of notes receivable from stockholders. In 1997, ECAC realized $152,500 of additional paid-in-capital from the forgiveness of a note payable to a stockholder.

      The Company made advances to and has receivables from officers and employees that amount to $6,560 and $301,201 as of December 31, 1998 and 1997, respectively. The advances are non-interest bearing and do not have a specified repayment date. Therefore, these obligations have been shown as non-current assets.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE R - RELATED PARTY TRANSACTIONS - Continued

      As of December 31, 1997, the Company was obligated on a note payable outstanding to a stockholder in the amount of $185,000, issued in connection with the acquisition of Victoria. In January 1998, the note had paid with the proceeds of the Union Planter's bank loan which has a balance of $160,333 at December 31, 1998.

      The Company was obligated on a 12% demand note to Strongput International, LLC, a management company partially owned by a shareholder. The note has an unpaid principal balance of $180,484 at December 31, 1997 and was repaid in 1998.

      The Company has other notes payable to several affiliated individuals and entities with aggregate outstanding balances of $4,169 and $257,113 at December 31, 1998 and 1997, respectively. These notes are due on demand and accrue interest at rates that vary from 10% to 12%. Some of these notes were satisfied by the issuance of 108,000 shares of the Company's common stock valued at $34,200.


NOTE S - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

      The   Company   currently   operates   in   three   principal    segments:
      Telecommunications, Financial Services, and Restaurant. Telecommunications include the development and distribution of software, and telephony operations. Corporate and other includes unallocated corporate costs.

      The Company's foreign operations are conducted by Talidan and PTT.

                                                       1998              1997
                                                ----------------   -------------

Revenues from external customers
    Telecommunications                           $  9,539,293         $1,216,912
    Financial Services                                      -          5,056,223
    Restaurant                                      2,117,930            672,675
    Corporate                                               -                  -
                                               ------------------   ------------

                                                  $11,657,223         $6,945,810
                                                  ===========         ==========

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE S - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - Continued

                                           1998             1997
                                     --------------     --------------

Interest expense
    Telecommunications                        6,622       $          -
    Financial Services                            -             16,434
    Restaurant                                  760              3,092
    Corporate                               601,456             29,891
                                       ------------        -----------

                                      $     608,838       $     49,417
                                       ============        ===========
Interest income
    Telecommunications                            -       $      2,360
    Financial Services                            -                  -
    Restaurant                                    -                  -
    Corporate(1)                            143,129             14,474
                                       ------------        -----------

                                      $     143,129       $     16,834
                                       ============        ===========

Income tax expense (benefit)
    Telecommunications                            -       $          -
    Financial Services                            -                  -
    Restaurant                                    -                  -
    Corporate                               539,913            (12,279)
                                       ------------        -----------

                                      $     539,913       $    (12,279)
                                       ============        ===========


Depreciation and amortization
    Telecommunications                $    632,398        $    182,425
    Financial Services                           -              31,929
    Restaurant                              51,506              16,627
    Corporate                              125,459              17,461
                                      ------------       -------------


                                      $    809,363       $     248,442
                                      ============        ============

Segment profit (loss) before taxes
    Telecommunications                $  1,419,849       $      (7,612)
    Financial Services                           -           3,123,989
    Restaurant                             134,150               5,312
    Corporate                            1,646,841          (1,617,850)
                                       -----------        ------------
                                      $  3,200,840        $  1,503,839
                                       ===========         ===========

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997



NOTE S - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - Continued

                                                     1998               1997
                                                ----------------  --------------


Segment assets
    Telecommunications                           $24,312,759         $17,950,863
    Financial Services                                     -             420,786
    Restaurant                                       290,303             486,099
    Corporate                                      4,566,240             961,221
                                                 -----------        ------------

                                                 $29,169,302         $19,818,969



Expenditure for segment assets
    Telecommunications                          $    593,521       $     100,000
    Financial Services                                     -              11,012
    Restaurant                                             -              18,032
    Corporate 1                                      998,835              40,964
                                                ------------       -------------

                                                $  1,592,356       $     170,008
                                                 ===========        ============


(1) Net of intersegment receivables.

  The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.


                                                       Geographic Segment Data
                                                       -----------------------
                                                    1998               1997
                                                -----------        ------------

Revenues from external customers
    United States                                $ 5,552,933       $  5,726,538
    Brazil                                         2,956,651          1,204,872
    United Kingdom                                 3,147,639             14,400
    Other foreign countries                                -                  -
                                                ------------       ------------
                                                 $11,657,223       $  6,945,810
                                                  ==========        ===========

Segment assets
    United Kingdom                               $21,082,721        $18,028,192
    United States (1)                              8,086,581          1,790,777
                                                 -----------        -----------
                                                 $29,169,302        $19,818,969
                                                 ===========        ===========


    (1) Net of intersegment receivables.

               Carnegie International Corporation and Subsidiaries

                           December 31, 1998 and 1997


NOTE T - SUBSEQUENT EVENTS

      On  February  26,  1999,  the  Company  acquired  all  of the  issued  and outstanding stock of Paramount International Telecommunications, Incorporated (PITI) of Vista, California in exchange for 6,950,000 shares of common stock. This stock is restricted under rule 144 of the Securities Act of 1934. PITI serves hotels and other businesses, primarily in operator assisted telephone call auditing and international one-plus sectors.

      In February 1999, the Company received and accepted a non binding letter of intent to purchase all of the outstanding stock of Talidan in a stock for stock exchange. The letter of intent is subject to due diligence by both parties to the possible transaction.

                                   Exhibit 3.1

        Illegibility to certain of the following charter documents is due to the poor condition of the document when microfilmed.

Filed in the office of the  Secretary of State of the

                                                             State of Colorado
                                                              March 26, 1974

                            ARTICLES OF INCORPORATION


                  We, the undersigned natural persons of the age of twenty-one years or more, acting as incorporated of a corporation under the Colorado Corporation Act, adopt the following Articles of Incorporation for such corporation:

                  FIRST:  The name of the corporation is       ENTROPY LIMITED

                  SECOND:  The period of its duration is      Perpetual

                  THIRD: The purpose or purposes for which the corporation is organized are: To research, design, develop, manufacture, market, and provide consulting services for energy and environmental systems.

                  FOURTH: The aggregate number of shares which the corporation shall have authority to issue is fifty thousand (50,000) of no par value.

                  FIFTH: Cumulative voting of shares of stock ______ is ______ authorized.

                  SIXTH: Provisions limiting or denying to shareholders the prescriptive right to acquire additional or treasury shares of the corporation re: none.

                  SEVENTH: The address of the initial registered office of the corporation is 745 S. 44th Boulder, Colorado 80303 and the name of its initial registered agent at such address is M. W. Frank

                  EIGHTH:  Address of the place of business:      same

                  NINTH: The number of directors constituting the initial board of directors of the corporation is four (4) and the names and addresses of the persons who are to serve as directors until the first annual meeting of shareholders or until their successors are elected and shall qualify are: (At least 3.)

                  NAME                                       ADDRESS

  M. W. Frank                            745 S. 44th      Boulder, Co.  80303
-------------------------              -----------------------------------------
  Elisabeth T. Frank                     745 S. 44th      Boulder, Co.  80303
-------------------------              -----------------------------------------
  Terry N. Fleener                       7533 Lee Dr.    Arvada, Co.  80005
-------------------------              -----------------------------------------
  Jane A. Fleener                        7533 Lee Dr.    Arvada, Co.  80005
-------------------------              -----------------------------------------

                  TENTH: The name and address of each incorporated is: (At least 3.)

          NAME                                                 ADDRESS

  M. W. Frank                             745 S. 44th      Boulder, Co.  80303
------------------------               -----------------------------------------
  Elisabeth T. Frank                      745 S. 44th      Boulder, Co.  80303
------------------------               -----------------------------------------
  Terry N. Fleener                        7533 Lee Dr.    Arvada, Co.  80005
------------------------               -----------------------------------------

         Dated:       March 22       , 19   74
               ----------------------    --------
                                                     /s/ M. W. Frank
                                                     /s/ Elisabeth T. Frank
                                                     /s/ Terry N. Fleener
                                                               Incorporators

STATE OF      Colorado  }
                        } ss.
COUNTY OF    Boulder    }

                  I, Martha D. Rolland , a notary public, hereby certify that on the 22nd day of March , 19 74 , personally appeared before me M. W. Frank, Elizabeth T. Frank and Terry N. Fleener , who being by me first duly sworn, severally declared that they are the persons who signed the foregoing document as incorporators, and that the statements therein contained are true.

                  In witness whereof I have hereunto set my hand and seal this 22nd day of March , A.C. 19 74 .

                  My commission expires  My Commission expires Sept. 9, 1974.

Submit in duplicate                         /s/ Martha D. Rolland
                                            ------------------------------------
                                            Notary Public

                              ARTICLES OF AMENDMENT
                                     to the
                            ARTICLES OF INCORPORATION
                                       of
                                 ENTROPY LIMITED


                  Pursuant to the provisions of Article 2 of Title 7 of Colorado Revised Statutes (137), the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

                  FIRST:  The name of the corporation is ENTROPY LIMITED.

                  SECOND:   The   following   amendments   of  the  Articles  of
Incorporation were adopted by the shareholders of the corporation on July 1, 1975, in the manner prescribed by the Colorado Corporation Code:

                  (1)  The  Third   Article   of  the   original   Articles   of
         Incorporation is amended to read as follows:

                           THIRD:  The  purpose  for  which the  corporation  is
                  organized is to transact the business of research, design, develop, manufacture, market and provide consulting services for energy and environmental systems and to conduct all other business not forbidden by law.

                  (2) Article Sixth of the original Articles of Incorporation is amended to read as follows:

                           SIXTH: No shareholders of the corporation  shall have
                  any preemptive or other right to subscribe to, purchase or acquire any additional issues of shares of stock of the corporation of any class or any series thereof or any other rights or securities of the corporation, whether now or hereafter authorized, and whether or not convertible into or evidencing or carrying a right to subscribe to, purchase or acquire any shares of stock, rights or securities of the corporation.

                  (3) The Articles of Incorporation are amended by the addition of a new Article Eleventh as follows:

                           ELEVENTH:  Any contract or other transaction  between
                  the corporation and one or more of its Directors, or between the corporation and any firm of which one or more of its Directors are members or employees, or in which they are interested, or between the corporation and any corporation or association of which one or more of its Directors are shareholders, members, directors, officers, or employees, or in which they are interested, shall be valid for all purposes, notwithstanding the presence of such Director or Directors at the meeting of the Board of Directors of the corporation, which acts upon, or in reference to, such contract or transaction, and notwithstanding his or their participation in such action, if the fact of such interest shall be contained or known to the Board of Directors and the Board of Directors shall, nevertheless, authorize, approve or ratify such contract or transaction by a vote of a majority of the Directors present, such _______ Director or Directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority necessary to _______ such vote. This Section shall not be construed to invalidate any contract or other transaction which would otherwise be valid under the common and statutory law applicable thereto.

                  THIRD: The number of shares of the corporation outstanding at the time of such adoption was 25,700; and the number of shares entitled to vote thereon was 25,700.

                  FOURTH: The number of shares voted for such amendment was 25,700; and the number of shares voted against such amendment was 0.

                  DATED:  July 11, 1975.

                                                     ENTROPY LIMITED


                                                     By  /s/ M. W. Frank
                                                       -------------------------
                                                          Its President

                                                     and /s/
                                                        ------------------------
                                                          Its Secretary


STATE OF COLORADO   )
County of  Boulder  ) ss

                  I, Mary Ann Baxter, a notary public, do hereby certify that on this 31st day of July, 1975, personally appeared before me M. W. Frank, who, being by me first duly sworn, declared that he is the President of Entropy Limited, that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.


                                      /s/ Mary Ann Baxter
                                      ------------------------------------------
                                      Notary Public

My commission expires:    November 6, 1976

                              ARTICLES OF AMENDMENT
                                     to the
                            ARTICLES OF INCORPORATION
                                       of
                                 ENTROPY LIMITED


                  Pursuant to the provisions of Article 2 of Title 7 of Colorado
Revised  Statutes(1973),   the  undersigned  corporation  adopts  the  following
Articles of Amendment to its Articles of Incorporation:

                  FIRST:  The name of the corporation is ENTROPY LIMITED.

                  SECOND:   The   following   amendments   of  the  Articles  of
Incorporation were adopted by the shareholders of the corporation on February 28, 1976, in the manner prescribed by the Colorado Corporation Code:

                  (1) The Third Article of the Articles of Incorporation is amended to read as follows:

                           THIRD:  The  purpose  for  which the  corporation  is
                  organized is to transact the business of researching, designing, developing, manufacturing, marketing and providing consulting services for energy and environmental systems and to conduct all other business not forbidden by law.

                  (2) Article Fifth of the Articles of Incorporation is amended to read as follows:

                  FIFTH: Cumulative voting of shares of stock is not authorized.

                  THIRD: The number of shares of the corporation outstanding at the time of such adoption was 26,293; and the number of shares entitled to vote thereon was 26,293.

                  FOURTH: The number of shares voted for such amendment was 26,293; and the number of shares voted against such amendment was 0.

                  DATED:  March 29, 1976.

                                           ENTROPY LIMITED


                                           By /s/ M. W. Frank
                                             -----------------------------------
                                               Its President

                                           and /s/ Henry L. Valentine
                                              ----------------------------------
                                               Its Secretary

STATE OF COLORADO  )
County of Boulder  ) ss

                  I, George A. _________, a notary public, do hereby certify that on this 24 day of March, 1976, personally appeared before me M. W. Frank, who, being by me first duly sworn, declared that he is the President of Entropy Limited, that he signed the foregoing document as President of the corporation, and that the statements therein contained are true.


                                     /s/ George A.  ?
                                        ----------------------------------------
                                        Notary Public

My commission expires Jan. 22, 1980

                                    RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                                 ENTROPY LIMITED


                  Pursuant to Section 7-2-112 of the Colorado Corporation Code, the unassigned corporation, pursuant to a resolution duly adopted by its Board of Directors, hereby adopts the following Restated Articles of Incorporation.

                                   ARTICLE ONE

                  The name of the corporation is:

                                 ENTROPY LIMITED

                                   ARTICLE TWO

                  The period of its duration is perpetual.

                                  ARTICLE THREE

                  The nature of the business, objects and purposes proposed to be transacted, _______ and _______ on by the corporation are:

                  .    To engage in any business relating directly or indirectly
to  the  development and ________ of all forms of energy; to build, manufacture,
---------------------------.

                  .     ________________________________________________________
_______________________________________________.


                  .    To  establish,  maintain  and  operate  thermal and solar
energy laboratories, to carry on research of any kind and character and to produce, manufacture and make, use or sell or otherwise dispose of the articles and substances invented thereby; to own the inventions developed thereby, to protect the same by letters patent and to grant licenses or make other lawful agreements or arrangements for the employment or use of such inventions by other persons.

                  . To hold, have, purchase, mortgage and convey real and personal property of any and all kinds and character, both within and without the State of Colorado, and to carry on any other lawful business whatsoever which may seem to the corporation capable of being carried on in connection with the above or calculated directly or indirectly to promote the interests of the corporation or to enhance the value of its properties; and to have, enjoy, and exercise all the rights, powers, and privileges which are now or which may hereafter be conferred upon corporations organized under the laws of the State of Colorado.

                  .    To borrow and lend money and  negotiate  loans;  to draw,
accept, endorse, buy, and sell promissory notes, bonds, stock and debentures.

                  The foregoing ________ shall be construed as the objects, purposes and powers of the corporation; but the specific enumerations thereof shall not be _____ to exclude any objects, purposes or powers which are lawful and in any way incident to the proper conduct of the business of the corporation.

                                  ARTICLE FOUR

                  The total amount of authorized __________ stock of the corporation shall _____________________ no par value common stock.
_______________________________.                                            Each
___________________________________________  to  one  vote  in the  election  of directors and upon all corporate questions submitted to the vote of the stockholders.

                  The shares of the corporation may be issued by the corporation from time to time without action by the stockholders for such consideration in money or property real and personal actually received as well as services performed necessary or proper for the business of the corporation as may be determined by the Board of Directors. All or any portion of the shares which may be issued for cash, property or rights of property or interest therein deemed by the Board of Directors necessary and proper for carrying on the business of the corporation shall, when issued, be fully paid and not allowable to further cost or assessment; and the judgment and discretion of the Board of Directors in all matters pertaining thereto shall be deemed conclusive for all purposes.

                                  ARTICLE FIVE

                  Cumulative voting shares of stock is not authorized.

                                   ARTICLE SIX

                  No shareholder of the corporation shall have any preemptive right or other right to subscribe to purchase or acquire any additional issues of shares of stock at the corporation of any class or any series thereof or any other rights or securities of the corporation whether now or hereafter authorized and whether or not convertible into or evidencing or carrying the right to subscribe to purchase or acquire any share of stock, rights or securities of the corporation.

                                  ARTICLE SEVEN

                  The ________________ constituting the Board of Directors of the corporation shall _________________.

                                  ARTICLE EIGHT

                  Any contract or other transaction between the corporation and one or more of its directors, or between the corporation and any firm of which one or more of its directors are members or employees or in which they are interested, or between the corporation and any corporation or association of which one or more directors are shareholders, members, directors, officers, or employees, shall be valid ____ all purposes notwithstanding the presence of said director or directors at the meeting of the Board of Directors of the corporation which acts upon or in reliance upon or in reference to such contract or transaction, and notwithstanding his or their participation in such action if the facts of such interest shall be disclosed or known to the Board of Directors, and the Board of Directors shall nevertheless authorize and approve such contract or transaction by vote of the majority of the directors present, such interested director or directors to be counted in determining whether a quorum is present but not to be counted in calculating the majority necessary to carry such vote. This section shall not be construed to invalidate any contract or other transaction which otherwise would be valid under the common and statutory law applicable thereto.

                                  ARTICLE NINE

                  The corporation shall have the power to indemnify any director or officer or former director or officer of the corporation, or any person who has served at its request as a director or officer of another corporation in which it owns shares of capital stock or of which ________ creditor, and the personal representative ________________ against _________ actually and necessarily ________________ the defense of any action or ___________________ a party by reason of being ________________________, except in relation to matters as to which he is adjudged in such action or proceeding to be liable for negligence or misconduct in the performance of duty; but such indemnification shall not be deemed exclusive of any other rights to which the director or officer is entitled under any bylaw, agreement, vote of shareholders, or otherwise.

                                   ARTICLE TEN

                  The Board of Directors shall have the power to make such prudent Bylaws as they may deem proper for the management of the affairs of the corporation, not inconsistent with law, for the purpose of carrying on all of the business within the objects and purposes of the corporation and to amend, alter, and repeal the same in whole or in part.

                  The foregoing Restated Articles of Incorporation correctly set forth without change the corresponding provisions of the Articles of Incorporation as heretofore amended and supersede the original Articles of Incorporation and all amendments thereto.

                  EXECUTED by the undersigned Entropy Limited in duplicate on this 29th day September, 1977.

                                   ENTROPY LIMITED


                                    /s/ M. W. Frank
                                       -----------------------------------------
                                        President


                                    /s/ Henry L. Valentine
                                       -----------------------------------------
                                        Secretary

STATE OF COLORADO          )
                           )  ss.
CITY AND COUNTY OF DENVER  )

                  I, Deanna K. Johnson, a Notary Public, in and for the State and County aforesaid, do hereby certify that on this 29th day of September, 1977, before me personally appeared M. W. Frank and Henry L. Valentine, president and secretary respectively, of Entropy Limited, a Colorado corporation, to me personally known and known to me to be the same persons described in and who executed the foregoing instrument, and severally acknowledged to me that they executed the same as their free act and deed.


                                         /s/ Deanna K. Johnson
                                             -----------------------------------
                                             Notary Public

My commission expires: September 21, 1980

                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                                 ENTROPY LIMITED


                  Pursuant to the provisions of the Colorado Corporation Code, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

                  FIRST:  The name of the corporation is

                  ENTROPY LIMITED

                  SECOND:   The   following   amendment   was   adopted  by  the
shareholders of the corporation on August 31, 1977 in the manner prescribed by the Colorado Corporation Code:

                                  ARTICLE THREE

                           The nature of the  business,  objects and purposes to
                  be transacted, promoted and carried on by the corporation are:

                           (a) To engage in any  business  relating  directly or
                  indirectly to the development and application of all forms of energy; to build, manufacture, fabricate, design, and develop equipment and devices for the development of energy and the application and uses of such energy.

                           (b)  To   engage   in  the   research,   development,
                  manufacturing and marketing of heating and cooling systems utilizing solar energy.

                           (c) To  establish,  maintain and operate  thermal and
                  solar energy laboratories, to carry on research of any kind and character and to produce, manufacture and make, ____ and sell or otherwise dispose of the articles ___________ invented thereby; to own the inventions developed thereby, to protect the same by ___________ and to grant licenses or make other lawful agreements or arrangements for the employment or use of such inventions by other persons;

                           (d) To hold, have, purchase, mortgage and convey real
                  and personal property of any and all kinds and character, both within and without the State of Colorado, and to carry on any other lawful business whatsoever which may seem to the corporation capable of being carried on in connection with the above or calculated directly or indirectly to promote the interests of the corporation or to enhance the value of its properties; and to have, enjoy, and exercise all the rights, powers, and privileges which are now or which may hereafter be conferred upon corporations organized under the laws of the State of Colorado.

                           (e) To borrow and lend money and negotiate  loans; to
                  draw, accept, endorse, buy, and sell promissory notes, bonds, stock and debentures.

                           The  foregoing  clauses  shall  be  construed  as the
                  objects, purposes and powers of the corporation; but the specific enumerations thereof shall not be held to exclude any objects, purposes or powers which are lawful and in any way incident to the proper conduct of the business of the corporation.

                                  ARTICLE FOUR

                           The total amount of  authorized  capital stock of the
                  corporation shall consist of 1__,000,000 shares of no par value common stock. Each share shall have the same rights and privileges as every other share and no distinction between them shall exist. Each outstanding share of capital stock shall be entitled to one vote in the election of directors and upon all corporate questions submitted to the vote of the stockholders.

                           The  shares  of the  corporation  ma be issued by the
                  corporation from time to time without action by the stockholders for such consideration in money or property real and personal actually ______ as well as services performed ______________ the business of the corporating party as may be determined by the Board of Directors. All or any portion of the shares which may be issued for such property or rights of property or interest _______ deemed by the Board of Directors necessary and proper for carrying on the business of the corporation shall, when issued, be totally paid and not allowable to further cost or assessment; and the judgment and discretion of the Board of Directors in all matters pertaining thereto shall be deemed conclusive for all purposes.

                                   ARTICLE SIX

                           No  shareholder  of the  corporation  shall  have any
                  preemptive right or other right to subscribe to purchase or acquire any additional issues of shares of stock of the corporation of any class or any series thereof or any other rights or securities of the corporation whether now or hereafter authorized and whether or not convertible into or evidencing or carrying the right to subscribe to parties or acquire any share of stock, rights or securities of the corporation.

                                 ARTICLE TWELVE

                           The corporation shall have the power to indemnify any
                  director or officer or former director or officer of the corporation, or any person who has served at its request as a director or officer of another corporation in which it owns shares of capital stock _____ of which it is a creditor,
                  _______   personal   representative   of  any   such   persons
                  ___________ and necessarily incurred by him in connection with the defense of any _______________ is made a party by reason of _______________ such director or officer, except _____________ matters as to which he shall be ___________ action or proceeding to be liable _____________ misconduct in the performance _______________ indemnification shall not be deemed ________ of any other rights to which such director ______________ entitled under any bylaw, ___________
                  _____holders, or otherwise.

                               ARTICLE THIRTEENTH

                           The Board of  Directors  shall have the power to make
                  such prudent Bylaws as they deem proper for the management of the affairs of the corporation, not inconsistent with law, for the purpose of carrying on all of the business within the objects and purposes of the corporation and to amend, alter, and repeal the same in whole or in part.

                  THIRD: The number of shares of the corporation outstanding at the time of such adoption was 50,000; and the number of shares entitled to vote thereon was 50,000.

                  FOURTH: The designation and number of outstanding shares of each class entitled to vote thereon is a class were as follows:

                  CLASS                              NUMBER OF SHARES

                  Common, No Par Value               _________

                  FIFTH: The number of shares voted for such amendment was ___; and the number of shares voted _____ such amendment was none.

                  SIXTH: The number of shares of each class entitled to vote thereon is a class ________ such amendment, ______, was:

                  CLASS                         NUMBER OF SHARES

                  Common, No Par Value               ?

                  SEVENTH: The number, if not set forth in such amendment, in which any exchange, reclassification, or _______ of issued shares provided for in the amendment shall be _____________ is as follows:

                  No change.

                  EIGHTH: The manner in which such amendment affects a change in the amount of stated capital, and the amount of stated capital as changed by such amendment, are as follows:

                  No change.

                                           ENTROPY LIMITED


                                           By: /s/ M. W. Frank
                                              ----------------------------------
                                                                       President

                                           and /s/ Henry L. Valentine
                                               ---------------------------------
                                                                       Secretary


STATE OF COLORADO )
CITY AND          ) ss.
COUNTY OF DENVER  )

                  Before me, Deanna K. Johnson, a Notary Public, in and for the said County and State, personally appeared M. W. Frank, who acknowledged before me that he is the President of Entropy Limited.

                  In witness whereof I have hereunto set my hand and seal this 29th day of September, 1977.


                                            /s/ Deanna K. Johnson
                                            ------------------------------------
                                            Notary Public

                               ARTICLES OF MERGER
                                       OF
                                 ENTROPY LIMITED
                                       AND
                              SOLENERGY CORPORATION


To the Secretary of State
State of Colorado

                  Pursuant to the provisions of the Colorado Corporation Code governing the merger of a foreign business corporation with and into a domestic business corporation, the corporations hereinafter named do hereby adopt the following articles of merger.

                  . The names of the merging corporations are Solenergy Corporation, which is a business corporation organized under the laws of the Commonwealth of Massachusetts, and Entropy Limited, which is a business corporation organized under the laws of the State of Colorado.

                  . Annexed hereto and made a part hereof is the Agreement and Plan of Merger for merging Solenergy Corporation with and into Entropy Limited as approved by resolution of the Board of Directors of each of said corporations, who duly approved the plan's adoption, the performance of its terms and other requisite corporate actions.

                  .        The number of shares of Entropy  Limited  which  were
outstanding at the time of the approval of the Agreement and plan of Merger by the shareholders of Entropy Limited is 15,000,000 shares, all of which are of one class (common, no par)

                  .   Solenergy outstanding shares of common stock:  4,021,370.

                  The number of the aforesaid shares which were voted for the Agreement and Plan of Merger is 11,783,529, and the number of said shares which were voted against the same is -0- and 20,320 abstained. ***

                  . The laws of the jurisdiction of organization of Solenergy Corporation, the Commonwealth of Massachusetts, permit the merger of a business corporation of the Commonwealth of Massachusetts with and into a business corporation of another jurisdiction; and the merger of Solenergy Corporation with and into Entropy Limited is in compliance with the laws of the Commonwealth of Massachusetts, the jurisdiction of organization of Solenergy Corporation.

                  .     Entropy  Limited  will  continue  its  existence  as the
surviving corporation under the name Solenergy Corporation pursuant to the provisions of the Colorado Corporation Code.

*** All 4,021,370 shares of Solenergy common stock were voted for the Agreement and Plan of Merger.

Dated:  September 13, 1984
                                                     SOLENERGY CORPORATION


                                             By: /s/ Robert W. Willis
                                                 -------------------------------
                                                 President

                                            ATTEST: /s/
                                                    ----------------------------
                                                    Secretary-Clerk


Dated:  September 13, 1984
                                            ENTROPY LIMITED


                                            By: /s/ M. W. Frank
                                               ---------------------------------
                                                      President


                                            ATTEST: /s/ Shirley K. Hazen
                                                   -----------------------------
                                                           Secretary

                              ARTICLES OF AMENDMENT
                                     TO THE
                       RESTATED ARTICLES OF INCORPORATION


                  Pursuant to the provisions of the Colorado Corporation Act, C.R.S. 7-2-107, as amended, the undersigned corporation adopts the following Articles of Amendment to its Restated Articles of Incorporation:

FIRST:            The name of the Corporation is SOLENERGY CORPORATION.

SECOND: The following amendments were adopted by the Shareholders of the Corporation on September 13, 1984, in the manner prescribed by the Colorado Corporation Act, C.R.S. 7-2-107, as amended:

                  (1) ARTICLE ONE of the Restated Articles of Incorporation of the Corporation shall be amended to state as follows:

                  The name of the Corporation is SOLENERGY CORPORATION.

                  (2) ARTICLE FOUR of the Restated Articles of Incorporation shall be amended by a new first paragraph to state as follows:

                  Fifteen million (15,000,000) shares of issued and outstanding Common Stock, no par value, of the Corporation shall be reclassified and consolidated to provide that for each twenty
                  (20) shares issued and outstanding there shall be issued in exchange one (1) share of New Common Stock, no par value, which New Common Stock shall have identical rights in all respects to the Common Stock to be cancelled. The total amount of authorized capital stock of the Corporation following the consolidation and reclassification shall consist of 10,000,000 shares of no par value New Common Stock. Each share shall have the same rights and privileges as every other share and no distinction between them shall exist. Each outstanding share of capital stock shall be entitled to one vote in the election of directors and upon all corporate questions submitted to the vote of stockholders.

THIRD: 15,000,000 shares are outstanding and 15,000,000 shares are entitled to vote on the amendment.

FOURTH: 11,783,529 shares voted for the amendment, zero shares voted against the amendment, and 20,320 shares abstained from voting.

FIFTH:            The   amendment   provides   for   a   reclassification    and
                  consolidation of the 15,000,000 issued and outstanding shares of the Corporation.

SIXTH: The amendment does not affect a change in the amount of stated capital of the Corporation.

Dated:  October 1, 1984.

ATTEST:                                 SOLENERGY CORPORATION


/s/ Herbert Lemelman                    By: /s/ Robert W. Willis
Herbert Lemelman                            Robert W. Willis
Secretary                                   President


COMMONWEALTH
STATE OF MASSACHUSETTS     )
                           ) ss.
COUNTY OF Suffolk          )

                  Before me, Herbert Lemelman, a Notary Public in and for the said County and State, personally appeared Robert W. Willis, who acknowledged before me that he is the President of Solenergy Corporation and acknowledged that he signed the foregoing Articles of Amendment to the Restated Articles of Incorporation as his free and voluntary act and deed for the uses and purposes therein set forth, and that the facts contained therein are true.

                  IN WITNESS WHEREOF, I have hereunto set my hand and seal this 9th day of October, 1984.

                  My commission expires:  June 10, 1988.

                                            /s/ Herbert Lemelman
                                            ------------------------------------
                                            Notary Public - Herbert Lemelman

                               _________ DIVISION
                                                    ----------
                                DENVER, CO 80202
                                  ___-894-2251

                             CERTIFICATE OF RENEWAL

PURSUANT TO PROVISIONS OF THE COLORADO REVISED STATUTES, TITLE 7-8-124, THE UNDERSIGNED HEREBY EXECUTE THE FOLLOWING CERTIFICATE OF
RENEWAL:

1.   The  name  of  the  corporation  at  the  time  of  dissolution   SOLENERGY
     CORPORATION .

2. New name under which the corporation is to be renamed (applicable only if corporate name at time of dissolution is no longer available) A&W Corporation, Inc. .

*3.  The  address  of  its   registered  office  and the name of its  registered
     agent at such address is Company Corporation, 1600 Broadway, Denver, CO 80202.

4.   The period of duration is Perpetual .

5.   The corporation was organized under the laws of Colorado on March 26, 1974.
                                                         (date of incorporation)

6. The corporation was dissolved on Jan. 1992 for reason marked with an X below:

                             -------------

           X Corporation failed for 60 days to appoint and maintain a registered agent in this state

          ____ Corporation failed to file corporate reports and pay requisite fees

7. The certificate of renewal is filed by authority of the Board of Directors in the manner indicated with an X below:

           X The directors of the corporation at the time the corporation was dissolved

          ____ The directors newly elected by the shareholders of the corporation

                                        By /s/ Anthony W. Adler
                                           -------------------------------------
                                            Its President

                                        AND /s/ Robert W. Willis
                                            ------------------------------------
                                             Its  Secretary

                  ARTICLES OF EXCHANGE OF A&W CORPORATION, INC.
                WITH DAR PRODUCTS CORPORATION AND ELECTRONIC CARD
               ACCEPTANCE CORPORATION, N.A. AND GRANDNAME LIMITED

                  1.  Attached  hereto as  Exhibit A is that  certain  Agreement
Concerning the Exchange of Stock between A&W Corporation, Inc. (the "Corporation") and Grandname Limited ("Grandname"), a British Virgin Islands corporation, which contains the plan pursuant to which the Corporation shall exchange up to 16,136,666 shares of its Common Stock in exchange for all of the issued and outstanding shares of capital stock of DAR Products Corporation ("DAR"), a Maryland corporation, and Electronic Card Acceptance Corporation, N.A. ("ECAC"), a Virginia corporation; provided that of the shares of the Corporation to be exchanged pursuant to such plan, 9,000,000 shall be exchanged upon the filing of these Articles and up to 7,136,666 shall be exchanged upon the approval of certain amendments to the Corporation's Restated Articles of Incorporation, as amended (the "Exchange").

                  2. The name and address of the principal office of the acquiring corporation is A&W Corporation, Inc., a Colorado corporation, 325 Prospect Avenue, Mamaroneck, New York 10543.

                  3. Grandname is the sole shareholder of each of DAR and ECAC and voted in favor of the Exchange. The Corporation has one class of shareholders, constituting one voting group, and the number of votes cast by the shareholders of the Corporation was sufficient to approve the Exchange at a special meeting of shareholders of the Corporation held on May 3, 1996.

                  3. The effective date of the Exchange shall be the date these Articles of Exchange are filed with the Secretary of State of Colorado.

                  IN WITNESS WHEREOF, the undersigned have executed theses Articles of Exchange as of May 3, 1996.

GRANDNAME LIMITED                           A&W CORPORATION, INC.

By:  /s/ E. David Gable                     By: /s/ Anthony W. Adler
     -----------------------------              --------------------------------
Name:  E. David Gable                       Name:  Anthony W. Adler
Title:  Authorized Signatory                         Title:  President

DAR PRODUCTS CORPORATION                    ELECTRONIC CARD ACCEPTANCE
                                              CORPORATION, N.A.

By: /s/ David S. Pearl                      By: /s/ David C. Stinson
   -------------------------------              --------------------------------
Name:  David S. Pearl                       Name:  David C. Stinson
Title:  President                           Title:  Executive Vice President

                        ARTICLES OF AMENDMENT TO RESTATED
               ARTICLES OF INCORPORATION OF A&W CORPORATION, INC.


                  1. The name of the Corporation is A&W Corporation, Inc. (the "Corporation").

                  2. The text of the amendment to the Articles of Incorporation of the Corporation adopted is as follows:

                  ARTICLES ONE of the Restated Articles of Incorporation shall be amended by deleting such ARTICLE in its entirety and substituting therefor the following:

                  ARTICLE ONE: The name of the Corporation shall be Carnegie International Corporation.

                  3. The foregoing amendment was adopted by a vote of the shareholders of the Corporation at a meeting thereof held on May 3, 1996.

                  4. The number of votes cast for the foregoing amendment by the holders of the Corporation's Common Stock entitled to vote thereon was sufficient for approval by that voting group, such holders composing the only voting group of the Corporation.

                  IN  WITNESS  WHEREOF,   the  undersigned  has  executed  these
Articles of Amendment to the Articles of Incorporation of the Corporation on this 3rd day of May, 1996.


                                        /s/ Anthony W. Adler
                                           -------------------------------------
                                            Anthony W. Adler, President

                              AMENDMENT TO RESTATED
                          ARTICLES OF INCORPORATION OF
                       CARNEGIE INTERNATIONAL CORPORATION

                  1. The name of the Corporation is Carnegie International Corporation (the "Corporation").

                  2. The text of the amendment to the Restated Articles of Incorporation of the Corporation adopted is as follows:

                  ARTICLE FOUR of the Restated Articles of Incorporation shall be amended by deleting such ARTICLE in its entirety and substituting therefor the following:

                                  ARTICLE FOUR

                           The total amount of  authorized  capital stock of the
                  Corporation shall consist of One Hundred Ten Million (110,000,000) shares of Common Stock, no par value per share, and Forty Million (40,000,000) shares of Preferred Stock, value $1.00 per share.

                           The Board of Directors of the  Corporation  is hereby
                  expressly authorized to issue in one or more series any shares of unissued Preferred Stock and to determine the designation, preferences, conversion rights, voting powers, restrictions, redemption provisions, limitations as to dividends, and other terms, provisions and rights. The Board of Directors shall cause the execution and filing with the Secretary of State of Colorado of appropriate Articles of Amendment to the Restated Articles of Incorporation of the Corporation with respect to any such issuance of Preferred Stock in accordance with the Colorado Business Corporation Act.

                  3. The foregoing Amendment was adopted by a vote of the shareholders of the Corporation at a meeting thereof held on June 28, 1996.

                  4. The number of votes cast for the foregoing amendment by the holders of the Corporation's Common Stock entitled to vote thereon was sufficient for approval by that voting group, such holders comprising the only voting group of the Corporation.

                  IN  WITNESS  WHEREOF,   the  undersigned  has  executed  these
Articles of Amendment to the Restated Articles of Incorporation of the Corporation on this 28th day of June 1996.

                                     /s/ Anthony Georgiou
                                     -------------------------------------------
                                     Anthony Georgiou, President

                        ARTICLES OF AMENDMENT TO RESTATED
                          ARTICLES OF INCORPORATION OF
                       CARNEGIE INTERNATIONAL CORPORATION

         Carnegie International Corporation, a Colorado corporation (hereinafter called the "Corporation"), having its principal office in Hunt Valley, Maryland, hereby certifies to Secretary of State of Colorado that:

                  FIRST: The name of the corporation is: CARNEGIE INTERNATIONAL CORPORATION.

                  SECOND: The Articles of Incorporation of the Corporation are hereby amended by deleting in its entirety in the existing Article FOUR and by substituting in lieu thereof the Article FOUR set forth in Exhibit A attached hereto.

                  THIRD: The amendment of the Restated Articles of Incorporation with respect to Section 2 of Article FOUR was adopted on October 30, 1998, by the Board of Directors and shareholder action was not required, as prescribed by the Colorado Business Corporation Act. The amendment of the Restated Articles of Incorporation with respect to Section 3 of Article FOUR was adopted on November 20, 1998, by the Board of Directors and shareholder action was not required, as prescribed by the Colorado Business Corporation Act.

         IN WITNESS WHEREOF, Carnegie International Corporation has caused these presents to be signed and acknowledged in its name and on its behalf by its President and witnessed and attested by its Secretary on this 9th day of February, 1999, and its President acknowledges that these Articles of Amendment are the act and deed of said Corporation, and under the penalties of perjury, that the matters and facts set forth herein with respect to authorization and approval are true in all material respects to the best of his knowledge, information and belief.

ATTEST:                                     CARNEGIE INTERNATIONAL CORPORATION



/s/ Lawrence Gable                     By: /s/ Lowell Farkas              (SEAL)
Lawrence Gable, Acting Secretary           -------------------------------
                                           Lowell Farkas, President
c76345a.634

                                    Exhibit A

                                  ARTICLE FOUR

         The total amount of authorized capital stock of the Corporation shall consist of One Hundred Ten Million (110,000,000) shares of Common Stock, no par value per share and Forty Million (40,000,000) shares of Preferred Stock, par value $1.00 per share.

         The Board of Directors is hereby expressly authorized issue, in one or more series, any shares of unissued Preferred Stock and to determine the designation, preferences, conversion rights, voting powers, restrictions, redemption provisions, limitations as to dividends and other terms, provisions and rights. The Board of Directors shall cause the execution and filing with the Secretary of State of Colorado of appropriate Articles of Amendment to the Restated Articles of Incorporation of the Corporation with respect to any such issuance of Preferred Stock in accordance with the Colorado Business Corporation Act.

         5. Series A Preferred Stock. A series of authorized Preferred Stock, $1.00 par value is hereby created and shall have the designation, authorized number of shares thereof and the rights, terms and provisions as set forth below:

                  (a) Designation and Amount. The shares of this series shall be designated as "Series A Preferred Stock" (the "Series A") and the authorized number of shares constituting the Series A Preferred Stock shall be Two Hundred Thousand (200,000).

                  (b) Trading. Series A will not be allowed to trade on the open market.

                  (c) Administration. Administration of the Series A will be conducted within the corporate office and not through the Corporation's transfer agent.

                  (d) Voting Rights. Series A will have the right to vote along with Common Stock shareholders as follows: Each share of Series A will be counted as ten (10) votes of Common Stock. For purposes of voting, the totality of voting shares on any issue shall be all Common Stock shares issued and outstanding plus Series A shares issued and outstanding, Series A to be weighted ten (10) votes for each one (1) Series A share. For example, if there are 200,000 Series A shares issued and outstanding and there are 40,000,000 shares of Common Stock issued and outstanding, the total shares eligible to vote is 42,000,000 shares (40,000,000 Common Stock + (10 x 200,000 Series A) =
42,000,000). If a two thirds (2/3) majority is required, then 28,000,000 shares need to be cast from either Series A (weighted 10 votes for 1 Series A share) or Common Stock issued and outstanding shares to have the motion pass.

                  (e) Conversion Rights. Series A will have a "right of conversion" as follows: On May 18, 2000, the 200,000 shares of Series A shall be convertible to the greater of $2,000,000 worth of Common Stock or 2,000,000 shares of Common Stock, to be issued and legended in accordance with Rule 144 (hereinafter Rule 144 stock). Series A shareholder shall have the right to convert the shares prior to May 18, 2000 in the event the Common Stock price of Carnegie closes above $2.00 per share (hereinafter "early conversion"). In the event of an early conversion, Series A shareholder shall receive $2,000,000 worth of Rule 144 stock. The value of the Rule 144 stock, for conversion purposes shall be based on the average Market closing price of the Common Stock for the five business days immediately preceding the conversion date. Market is defined as the price quoted for the Company's Common Stock by the NASD Over the Counter Bulletin Board Service (OTCBB), or any other US public market that trades the Common Stock on a daily basis. The shares issued in the event of an early conversion will be Rule 144 stock.

                  (f) Liquidation. Series A will have a preference over shares of Common Stock in the event of a corporate liquidation.

                  (g) Dividends. Series A will not be entitled to dividends. If however the Corporation deems that a dividend be declared, the Series A shareholder shall be given at least five (5) days written notice and at that time can opt to convert Series A shares into shares of Common Stock, in accordance with the conversion formula described in Section 1(e) of this Article 4.

                  (h) Stock Split. In the event of a stock split, either reverse or otherwise, the Series A and/or the shares of Common Stock that will be obtained upon conversion are to be proportionately split.

         6. Series B Preferred Stock. A series of authorized Preferred Stock, $1.00 par value is hereby created and shall have the designation, authorized number of shares thereof and the rights, terms and provisions as set forth below:

                  (a) Designation and Amount. The shares of this series shall be designated as "Series B Preferred Stock" (the "Series B") and the authorized number of shares constituting the Series B Preferred Stock shall be Two Hundred Thousand Eight Hundred Forty-Seven and One- Half (200,847.5).

                  (b) Voting Rights. Series B will have the right to vote along with Common Stock shareholders as follows: Each share of Series B will be counted as ten (10) votes of Common Stock. For purposes of voting, the totality of voting shares on any issue shall be all Common Stock shares issued and outstanding plus Series B shares issued and outstanding, Series B to be weighted ten (10) votes for each one (1) Series B share. For example, if there are 200,000 Series B shares issued and outstanding and there are 40,000,000 shares of Common Stock issued and outstanding, the total shares eligible to vote is 42,000,000 shares (40,000,000 Common Stock + (10 x 200,000 Series B) =
42,000,000). If a two thirds (2/3) majority is required, then 28,000,000 shares need to be cast from either Series B (weighted 10 votes for 1 Series B share) or Common Stock issued and outstanding shares to have the motion pass.

                  (c) Conversion Rights. Series B will have a "right of conversion" as follows:

                       (i) The 21,600 shares of Series B shall be convertible to Common Stock of the Corporation upon the common share price of the Corporation maintaining an average bid trading price of Two Dollars ($2.00) per share for a period of at least thirty (30) days, provided that said trading price reaches Two Dollars ($2.00) per share by December 31, 1998 and the thirty (30) day common share price holds at Two Dollars ($2.00) per share for more than 30 days on or before February 15, 1999. Said Common Stock shall constitute restricted securities as defined in 17 C.F.R. ss. 230.144(a)(3) (hereinafter "Rule 144 Stock") and shares of Rule 144

Stock received in the conversion shall be Two Million Eight Thousand Four Hundred Seventy- Five (2,008,475) shares of Rule 144 Stock.

                  (d) Dividends. Series B will not be entitled to dividends.

                  (e) Stock Split. In the event of a stock split, either reverse or otherwise, the Series B and/or the shares of Common Stock that will be obtained upon conversion are to be proportionately split.

         7. Series E Preferred Stock. A series of authorized Preferred Stock, $1.00 par value is hereby created and shall have the designation, authorized number of shares thereof and the rights, terms and provisions as set forth below:

                  (a) Designation and Amount. The shares of this series shall be designated as "Series E Preferred Stock" (the "Series E") and the authorized number of shares constituting the Series E Preferred Stock shall be Twenty-One Thousand Six Hundred (21,600).

                  (b) Voting Rights. Series E will have the right to vote along with Common Stock shareholders as follows: Each share of Series E will be counted as ten (10) votes of Common Stock. For purposes of voting, the totality of voting shares on any issue shall be all Common Stock shares issued and outstanding plus Series E shares issued and outstanding, Series E to be weighted ten (10) votes for each one (1) Series E share. For example, if there are 200,000 Series E shares issued and outstanding and there are 40,000,000 shares of Common Stock issued and outstanding, the total shares eligible to vote is 42,000,000 shares (40,000,000 Common Stock + (10 x 200,000 Series E) =
42,000,000). If a two thirds (2/3) majority is required, then 28,000,000 shares need to be cast from either Series E (weighted 10 votes for 1 Series E share) or Common Stock issued and outstanding shares to have the motion pass.

                  (c) Conversion Rights. Series E will have a "right of conversion" as follows:

                       (i) On November 20, 2000, the 21,600 shares of Series E shall be convertible to Rule 144 Restricted Legend Common Stock of the Corporation (hereinafter "Rule 144 Stock") and shares of Rule 144 Stock received in the conversion shall be the greater of:

                           a) Rule 144  Stock  with a value of  $270,000   based
upon the conversion Value set forth in forth in paragraph (ii) below; or

                           b)  216,000  shares of Rule 144 Stock, which shall be
considered higher in Value than the Value under a) above if the Value of the Common Stock of the Corporation is above an average closing price of $1.25 per share as computed on the business day immediately preceding November 20, 2000.

                       (ii) The Value of each share of Rule 144 Stock, for conversion calculation purposes shall be based on the average Market closing price of the Common Stock for the five (5) business days immediately preceding the conversion date. "Market" is defined as the price quoted for the Corporation's Common Stock by the NASD Over the Counter Bulletin Board Service (OTCBB), or the closing trading price on the exchange on which the Corporation's Common Stock is traded if said stock is no longer quoted on the OTCBB.

                  (d) Dividends. Series E will not be entitled to dividends.

                  (e) Stock Split. In the event of a stock split, either reverse or otherwise, the Series E and/or the shares of Common Stock that will be obtained upon conversion are to be proportionately split.

         8. Series F Preferred Stock. A series of authorized Preferred Stock, $1.00 par value is hereby created and shall have the designation, authorized number of shares thereof and the rights, terms and provisions as set forth below:

                  (a) Designation and Amount. The shares of this series shall be designated as "Series F Preferred Stock" (the "Series F") and the authorized number of shares constituting the Series F Preferred Stock shall be Fifty Two Thousand Five Hundred (52,500).

                  (b) Trading. Series F will not be allowed to trade on the open market.

                  (c) Administration. Administration of the Series F will be conducted within the corporate office and not through the Corporation's transfer agent.

                  (d) Voting Rights. Series F will have the right to vote along with Common Stock shareholders as follows: Each share of Series F will be counted as ten (10) votes of Common Stock. For purposes of voting, the totality of voting shares on any issue shall be all Common Stock shares issued and outstanding plus Series F shares issued and outstanding, Series F to be weighted ten (10) votes for each one (1) Series F share. For example, if there are 200,000 Series F shares issued and outstanding and there are 40,000,000 shares of Common Stock issued and outstanding, the total shares eligible to vote is 42,000,000 shares (40,000,000 Common Stock + (10 x 200,000 Series F) =
42,000,000). If a two thirds (2/3) majority is required, then 28,000,000 shares need to be cast from either Series F (weighted 10 votes for 1 Series F share) or Common Stock issued and outstanding shares to have the motion pass.

                  (e) Liquidation. Series F will have a preference over shares of Common Stock in the event of a corporate liquidation, at up to $1.33 per share. Preferred shares shall have preference over other Preferred shares in the event of a corporate liquidation in order of alphabetical issuance, such that Series A shall have preference over Series B, Series B shall have preference over Series C. etc. The cumulative preferences of Series A through E Preferred over Series F shall not exceed Twenty Million Dollars ($20,000,000).

                  (f)    Dividends.  Series F will not be entitled to dividends.

                  (g) Conversion Rights. Series F will have a "right of conversion" as follows:

                           (i) On December 1, 2000,  the 52,500 shares of Series
F shall be converted automatically to Common Stock of the Company, which Common Stock shall constitute restricted securities as defined in 17 C.F.R. ss. 230.144(a)(3) (hereinafter "Rule 144 Stock"). The Common Stock shall be converted to the greater of:

                               a) Rule  144  Stock  with  a Value of $7,000,000,
based upon the conversion Value set forth in paragraph (ii) below; or

                                b) 525,000 shares of Rule 144 Stock, which shall
be considered higher in Value than the Value under a) above if the Value of the Common Stock of the Company is above an average closing price of $1.33 per share as computed for five (5) business days immediately preceding December 1, 2000.

                           (ii) The Value of each share of Rule 144  Stock,  for
conversion calculation purposes shall be based on the average Market closing price of the Common Stock for the five business days immediately preceding the conversion date. Market is defined as the price quoted for the Company's Common Stock by the NASD Over the Counter Bulletin Board Service (OTCBB), or the closing trading price on the exchange on which the Company Common Stock is traded if said stock is no longer quoted on the OTCBB.

                  (h) Stock Split. In the event of a stock split, either reverse or otherwise, the Series F and/or the shares of Common Stock that will be obtained upon conversion are to be proportionately split.

                            CERTIFICATE OF CORRECTION

         Pursuant  to  the   Colorado   Business   Corporation   Act,   Carnegie
International   Corporation  (hereinafter  called  the  "Corporation"),   hereby
executes the following certificate of correction:

         FIRST:   The name of the corporation is: CARNEGIE INTERNATIONAL
CORPORATION, organized under the laws of Colorado.

         SECOND: Description of the documents being corrected: The Articles of Amendment to the Restated Articles of Incorporation of the Corporation.

         THIRD:   Date document was filed: February 10, 1999

         FOURTH:  Statement of incorrect information:

                  Due to a clerical error, Section 2(c)(i) incorrectly states:

                  "The 21,600 shares of Series B shall be convertible to Common Stock of the Corporation upon the common share price of the Corporation maintaining an average bid trading price of Two Dollars ($2.00) per share for a period of at least thirty (30) days, provided that said trading price reaches Two Dollars ($2.00) by December 31, 1998 and the thirty (30) day common share price holds at Two Dollars ($2.00) per share for more than 30 days on or before February 15, 1999."

                  Due to a clerical error, Section 4(g)(i)a) incorrectly states:

                  "Rule 144 Stock with a Value of $7,000,000, based upon the conversion Value set forth in paragraph (ii) below; or"

         FIFTH:   Statement of corrected information

                  Section 2(c)(i) is hereby corrected by deleting the reference to "21,600 shares" and replacing it with "200,847.5 shares".

                  Section   4(g)(i)a)  is  hereby   corrected  by  deleting  the
                  reference to "$7,000,000" and replacing it with "$700,000".

         IN WITNESS WHEREOF, the Corporation has caused these presents to be signed and acknowledged in its name and on its behalf by its President and witnessed and attested by its Secretary on this 5th day of April, 1999, and its President acknowledges that this Certificate of Correction is the act and deed of said Corporation, and under the penalties of perjury, that the matters and facts set forth herein with respect to authorization and approval are true in all material respects to the best of his knowledge, information and belief.


ATTEST:                                 CARNEGIE INTERNATIONAL CORPORATION


/s/ Richard Greene                      By: /s/ Lowell Farkas             (SEAL)
--------------------------                  ------------------------------
Richard Greene,  Secretary                  Lowell Farkas, President
c77203.634