Form 10KSB/A
period 1998-12-31
CARNEGIE INTERNATIONAL CORP
filed 2000-01-25
CIK 311172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO.1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.   COMMISSION FILE NUMBER: 000-08918

                       CARNEGIE INTERNATIONAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                      13-3692114
          --------                                      ----------
(State or other jurisdiction)             (I.R.S. Employer of incorporation
                                           or organization) Identification No.)

11350 MCCORMICK RD., EXECUTIVE PLAZA 3, SUITE 1001, HUNT VALLEY, MARYLAND 21031
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (410) 785-7400

           Securities registered pursuant to Section 12(b) of the Act)

           Title of Class                   Name of Each Exchange on Which
                                                      Registered
            COMMON STOCK                                 AMEX
            ------------                                 ----

          (Securities registered pursuant to Section 12(g) of the Act)

                                      None
                                      ----
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes     No  X
                                                              ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB /A.

State the issuer's revenues for the most recent fiscal year:  7,302,017.
                                                              ----------

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 1999 was approximately $354,000,000 computed by reference to the last publicly quoted trading price of $6.875 on April 29, 1999 when trading of the Company's securities was halted on the American Stock Exchange.

The number of shares of the registrant's common stock outstanding as of November 30, 1999 was 60,014,015. Transactional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

DOCUMENTS INCORPORATED BY REFERENCE. No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit Index.

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----
                                     PART I

ITEM 1.  Description of Business
              Business Activities as of December 31, 1998
              Business Subsequent Events Through December 1, 1999           3

ITEM 2.  Description of Property.                                           23

ITEM 3.  Legal Proceedings.                                                 24

ITEM 4.  Submission of Matters to a Vote of Security Holders.               27

ITEM 5.  Market For Common Equity and Related Stockholder Matters.          27

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.         30

ITEM 7.  Financial Statements.                                              41

ITEM 8.  Changes In and Disagreements with Accountants On Accounting and
         Financial Disclosure.                                              42

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section  16(a) of the Exchange Act.                43

ITEM 10. Executive Compensation.                                            46

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.    48

ITEM 12. Certain Relationships and Related Transactions.                    50

ITEM 13. Exhibits, List and Reports on Form 8-K.                            51

SIGNATURES                                                                  52

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CORPORATE HISTORY

GENERAL SUMMARY

         Carnegie International Corporation (referred to herein as "Carnegie", the "Company" and the "Corporation") was formed under the laws of the State of Colorado in 1974 to engage in the development, manufacture and sale of solar energy systems. The Corporation ceased operations twice thereafter and was last revived in August 1994. The current history of the Corporation began in September 1996, when it entered into an Exchange Agreement with Grandname Limited, a British Virgin Islands corporation ("Grandname") pursuant to which the Corporation exchanged its common stock, no par value ("Common Stock") for all of the stock of Electronic Card Acceptance Corporation, a Virginia corporation ("ECAC"), and DAR Products Corporation, a Maryland corporation ("DAR"). As a result of the Exchange Agreement, ECAC and DAR became wholly-owned subsidiaries of the Corporation. ECAC engages in the transaction, processing and servicing of credit cards for merchants. DAR owns and licenses a patented Non-grip Technology(R) for application to a variety of handheld items. Non-Grip minimizes or eliminates the need for the user to exert a gripping force. During the spring of 1997, the Board of Directors of the Corporation made a decision to focus the future operations of the Corporation primarily in the telecommunications industry rather than financial services. The Board cited declining profit margins and increased competition in the financial services industry and greater perceived opportunity for rapid growth in the telecommunications industry.

         On April 29th, 1999 trading in the common stock of the Company by the American Stock Exchange was suspended, one day after the effective listing. As of the date of this filing, trading has not resumed. A detailed description of the events surrounding the cessation and the subsequent effect on the Company is contained herein.

SUMMARY OF TRANSACTIONS THROUGH 1998

         In furtherance of the implementation of a business strategy concentrating in the telecommunications business, the Corporation effected the following transactions involving ECAC and DAR:

         (i) In April 1997 the Company sold a substantial portion of the portfolio of Merchant accounts serviced by ECAC to First USA Bank for approximately three million six hundred thousand dollars in a cash transaction.

         (ii) In September 1997, in keeping with the new corporate strategy redirecting the Company's business efforts to telecommunications the Company spun-off DAR through the formation of TimeCast Corporation, a Nevada Corporation. All stock held in DAR by Carnegie was distributed to Carnegie's stockholders of record and Carnegie has had no interest in TimeCast since the transaction date.

         (iii) In January 1998, the Company sold ECAC, retaining only an interest in the accounts of one bank, completing the divestiture to Ewing Partners d/b/a Value Partners for the assumption of all ECAC debt and one hundred thousand dollars in cash. This transaction is discussed in further detail below.

         (iv) ECAC (Europe) was sold to the existing management of that company for a promissory note in the amount of two hundred fifty thousand dollars. This note has not been paid and the Company has agreed to extend the payment due date to a month-to-month call.

         In addition, between September 1997 and December 31, 1998 the Corporation acquired the following companies which are described in greater detail herein:

                  On September 29th, 1997 the Company acquired for stock all the shares of Profit Thru Telecommunications (Europe) Ltd. ("PTT"), a telecommunications software company providing business solutions utilizing proprietary speech recognition, touch-tone and bar code responses to send and/or receive information. Subsequently the company has funded the development of a multi-language automated voice response system (automated attendant and voice mail) referred to as MAVIS(TM).

                  Talidan Limited, a telecommunications company that creates call traffic for telecommunication carriers by promoting, through print media and television, for adult entertainment services using the telephone lines of such telecommunications carriers. Talidan was acquired on September 29th, 1997 for stock, options and warrants. The Company reported impairment of Talidan in the first quarter of 1998.
         A detailed description of the events surrounding the impairment of Talidan is contained herein. In June 1998, the Corporation sold all of the print media business of Talidan, but retained its television media business. Talidan print media was sold to Westshire Trading for a two million three hundred and forty thousand dollar note. One million three hundred thirty thousand dollars have been collected to date and the note is past due. A full description of the events relating to this transaction is contained herein.

                  Harbor City Corporation doing business and trading under the name of ACC Telecom ("ACC"), a leading reseller of equipment and business telephone systems for Comdial, SONY and Sprint, was acquired on May 18, 1998 for cash and stock.

                  Voice Quest, Inc. ("Voice Quest"), a developer and provider of speech recognition and voice mail technology products, including an automated attendant system known as "Personal Operator," was acquired on November 20, 1998 for cash and stock. The Company reported impairment of this entity in the 2nd quarter of 1999. A detailed description of the events surrounding the impairment of Voice Quest is contained herein.

                  The assets of a corporation formerly known as RomNet, Inc., an Internet, e-business and technical support services (help desk) company were acquired on December 1, 1998 for cash and stock. These assets were acquired by a newly formed wholly-owned subsidiary of the Corporation, RomNet Support Services, Inc. ("RomNet"). The Company and the former owners of RomNet have agreed to a binding arbitration of a non-material dispute of adjustments to the purchase price. Arbitration is scheduled for March of 2000.

         In addition to all of the above transactions the Company also acquired a non-telecommunications business called Victoria Station ("Victoria") Restaurants in Virginia Garden, Florida to generate needed cash flow.
Victoria Station was acquired in August of 1997.

SUMMARY OF SUBSEQUENT EVENTS

         The following events occurred after December 31, 1998 and are described in greater detail herein below.

         ACQUISITIONS. In February 1999, the Corporation acquired the stock of Paramount International Telecommunications, Inc., a Nevada corporation ("Paramount"), an outside service provider to the hospitality, health care and pay-telephone industries in the United States, Mexico and Canada. In exchange for all of the issued and outstanding stock of Paramount, the Corporation issued to the former Paramount stockholders 6,950,000 shares of Carnegie restricted Common Stock. Pursuant to the Acquisition Agreement, Paramount entered into employment agreements with each of the four former stockholders of Paramount. Each agreement provides for a $130,000 base salary with a signing bonus of $375,000 and 12,500 shares of restricted Common Stock of the Corporation. Additionally, each will be entitled to receive additional shares of Common Stock of the Corporation based on Paramount's sales revenues and income levels for the two year period commencing April 1, 1999 and ending March 31, 2001. In March 1999, Paramount signed a three-year contract with First Choice Communications of Texas to provide services that generate automated operated-assisted calling data in the hospitality industry. In addition, in April 1999, Paramount entered into a Memorandum of Understanding with a subsidiary of BCT.TELUS, a major Canadian telephone company, to provide and receive certain services for its hospitality industry clients in Canada. As of November 30, 1999, the Memorandum of Understanding has not been reduced to a contract. The Company expects to complete and execute this contract in the year 2000, however there can be no assurance in this regard. (See "Subsequent Acquisition--Paramount") The Company has also agreed with Bristol Asset Management to assume a $350,000 cash obligation of Paramount Corporation. This obligation has not been paid by the Company and is past due.

         In April 1999 the Company acquired all of the assets of R.G.G. Communications, Inc. (RGG) of Rockford, Illinois for the nominal price of $25,000 in cash. In connection with the acquisition, the Company assigned to one of its subsidiaries, American Telecommunications & Computers, Inc., a Maryland corporation, all of such assets and the business of RGG will be conducted by this corporation.

         During 1997 the Company formed a Maryland corporation, Carnegie Communications, Inc. ("CCI"), for the express purpose of marketing MAVIS(TM) and other interactive voice response ("IVR") products.

         LETTERS OF INTENT. In January 1999, the Corporation executed a non-binding letter of intent to acquire all of the assets of (i) The Phone Stop, Inc., ("The Phone Stop") located in Illinois, (which is engaged in sales of Ameritech cellular phones and services, as well as answering machines, cordless phones, pagers and related residential phone products); and
(ii) an affiliated entity of The Phone Stop engaged in the sales and servicing of Comdial phone equipment, primarily to governmental agencies. The transactions which are the subject of letters of intent are not expected to be completed until the shares of the Company resume trading and still require some negotiation.

         In July, 1999, Paramount entered into a non-binding letter of intent to acquire all of the outstanding stock or assets of Federation of Associated Health Systems, Inc., a Texas corporation, an outside service provider to hospitals and other medical facilities of operated assisted ("0+") and credit card direct dial ("0-") phone services. There is no certainty that a definitive purchase agreement will be executed.

         The Company also entered into letters of intent during the first quarter of 1999 with Internet Notification Solutions, Inc., a Delaware corporation, and PC Net, Inc., a Connecticut corporation. The Company does not anticipate the completion of these acquisitions, however, the Company expects to resume negotiations as soon as reasonably possible. The Company cites the cessation of the Company's public stock trading as the principal reason for the termination of these expected transactions.

         SUSPENSION OF TRADING OF COMMON STOCK. On March 29, 1999 the SEC advised the Corporation of certain accounting comments to its previously filed Form 10-SB/A. On April 27, 1999, the Corporation, in the belief that the accounting issues had been resolved, filed its annual report on Form 10-KSB. On April 28, 1999, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") and the Corporation's Common Stock began trading there. On April 29, 1999, the SEC advised the Corporation that it had questions regarding certain accounting issues and requested additional information. As a result of this SEC request, trading of the Corporation's Common Stock was suspended by AMEX pending resolution of such accounting issues. The issues have been discussed at length with the SEC and the Company has restated 1997 and 1998 audited consolidated financial statements reflecting such discussions, which are filed as part of this Form 10-KSB/A. ( See "Item 7. Financial Statements").

         There can be no assurance that the Company's shares will resume trading on the AMEX or any other exchange or quotation system. The AMEX formally notified the Company in October 1999 of a de-listing recommendation by the AMEX Listing Qualifications staff. The Company appealed the de-listing recommendation at a hearing before the Executive Committee of the AMEX on December 2, 1999. At that time, the Company and its professionals, requested the AMEX to await the result of the then in process filings. The Company acknowledged that it is not in compliance with the AMEX rules regarding filings but cited extenuating circumstances beyond the Company's reasonable control. The Company also addressed the allegations made by Grant Thornton, the Company's prior auditor. The Company stated its basis for the firing of Grant Thornton citing loss of their independence among the most compelling reasons. The Company received written notice on Tuesday, January 18, 2000 of the AMEX decision to proceed with its delisting of the Company. AMEX filed its intention with the SEC in a letter dated January 19, 2000. The Company will seek to reapply to the AMEX, or NASDAQ or return to the OTC bulletin board quotation system. There is no assurance that the shares will trade on any of these Exchanges.

         SHAREHOLDER SUITS. The Corporation and various of its current officers and directors are parties to several lawsuits which purport to be class actions filed on behalf of non affiliates who purchased or acquired the Corporation's Common Stock in the period from October 28, 1998 to April 30, 1999. See "Item 3. Legal Proceedings." The Company has engaged the law firm of Blank, Rome, Comisky & McCauley LLP of Philadelphia to defend this action.

         EXTRAORDINARY EXPENSES. The Corporation estimates that to date it has incurred expenses in connection with responses to the SEC comments, suspension of trading of its Common Stock and shareholder suits of approximately $1,500,000, consisting mainly of professional fees. The Corporation is not generating sufficient cash flow from current operations to pay and satisfy these extraordinary expenses and will need to raise additional cash through borrowings and/or issuances of additional stock. The Corporation believes that once trading of the Corporation's Common Stock is resumed, it will be able to generate such additional capital from either or both of such sources. (See "Item 6. Management's Discussion and Analyses -Working Capital and Liquidity."

         TALIDAN. The value of stock, options and warrants used in the purchase of Talidan have been restated. Before discussion with the SEC and in the original filing, the Company valued the stock at a discount to market of 85%. The first recommendation by the staff of the SEC included a discount reflecting only 15% to market. There was much discussion of this issue and the discount was in fact valued at 33-1/3 % to market with the staff's agreement. The 1997 financial results of the Company reflect this change. The warrants originally were valued using a Black Scholls method that was restated to a Monte Carlo simulation. Subsequent evaluation of the cash flow, however, did not support the new value. Adverse economic conditions in the Brazilian marketplace, and changes in the local telephone industry substantially eroded cash flows. Talidan reported an impairment of goodwill resulting in a charge of $7,786,545 in the first quarter of 1998. The Company suspended the operations of Talidan in June 1999. See "Business - Call Traffic Marketing - Talidan" and "Item 6. Management's Discussion and Analysis - Overview: Talidan."

         VOICE QUEST. In 1999 irreconcilable differences developed between the Corporation and Mark Ortner, the founder of Voice Quest and the inventor of its automated voice attendant system, Personal Operator(TM), as to their respective duties and responsibilities. As a result, Mr. Ortner resigned on the basis of alleged failures of the Corporation to perform its obligations under his employment agreement. The Corporation simultaneously discharged Mr. Ortner citing cause for failure to perform duties assigned to him. The Company has endeavored to reacquire Company securities issued to Mr. Ortner and other former Voice Quest shareholders. Such resolution may include the exchange of the Voice Quest intellectual property for such securities, however, no definitive agreement has been reached to date between the parties and there can be no assurance of the execution of any such agreement during the foreseeable future.


BUSINESS

The Corporation is a holding company that conducts business primarily through its wholly-owned subsidiaries specializing primarily in telephony, telecommunications and Internet products and services. The Corporation, through wholly-owned subsidiaries, owns and operates a restaurant in Miami, Florida, and also has a subsidiary in the financial services industry although such subsidiary currently has no reportable revenues. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The

Corporation's telecommunication's business includes the development of interactive voice response and voice recognition software. The provision of technical support beta testing and Internet support for telephone related computer services. The sale, installation and servicing of telephone equipment. The marketing of international long distance call traffic through the promotion of information and entertainment services. Since the acquisition of Paramount, the Company also provides long distance call routing services to the hospitality, health care, and pay telephone industries. The Corporation retained an interest in the credit card accounts of one bank through its subsidiary Electronic Card Processing, Inc. ("ECPI").

         SPEECH RECOGNITION AND INTERACTIVE VOICE RESPONSE --PTT

         GENERAL. Speech recognition technology converts spoken inputs into digital electronic signals, and are then decoded by a computer processor into specific computer instructions or data. Historically, speech recognition technology and related products have been deficient and costly, thereby limiting widespread acceptance. Early speech recognition applications typically required programming of equipment to recognize a limited number of discrete words spoken by a specific user. These speaker-dependent systems also tended to be sensitive to background noise and to changes in speech patterns of the user. Additionally, these initial speech recognition applications had limited vocabularies and required the user to speak distinctly, pausing between each word, rather than allowing natural continuous speech.

         The development of more reliable and efficient technology, including an increase in processor speed, as well as a reduction of chip costs increased public familiarity with computer automated devices. The integration of human speech as an interface to telephone and computer applications has become a more accepted feature of many telecommunications applications. PTT designs, develops, commercializes and markets proprietary products that exploit recent advances in speech recognition technologies, including MAVIS(TM), which is a voice activated telephone auto attendant and voice mail product for business applications.

         In addition, PTT has developed interactive voice response ("IVR") software products and services responding to the caller's voice commands. PTT is and intends to continue to seek new applications as the telephony and Internet industry develops. There can be no assurance of PTT's success in this regard.

MAVIS(TM)

         GENERAL. PTT is engaged in the development and marketing of MAVIS(TM), a multi-language automated voice independent recognition system. MAVIS(TM) creates an auto attendant/voice mail for businesses that connects callers to an individual or department using only a normal speaking voice. There is no need to keypunch numbers or letters. The system will answer all incoming calls automatically while simply and naturally asking the caller for the name of the person or department that the caller requires. The caller is then asked to identify himself, before being transferred to the requested extension. The recipient has the choice to accept or reject the announced call. Rejected callers hear a message and are invited to leave a voice mail message. If the caller chooses he can ask for the operator, whereby MAVIS(TM) will transfer the call to a live person. On the occasions when MAVIS(TM) is unsure of the caller's request, it will ask the caller to repeat himself, exactly as a live operator does before processing the call.

         MAVIS(TM) interfaces with Microsoft's Windows NT and Lernout & Hauspie's ASR Run-Time and TTS Run-Time software programs which are all industry standard applications. Lernout & Hauspie, a Belgium company, is a world leader in the burgeoning market for multi-language enhanced speech recognition, and MAVIS(TM) can be operated in any language that Lernout and Hauspie's speech recognition platform supports. Currently MAVIS(TM) can be programmed for "American" English, "British" English, French, Spanish, Italian and German. MAVIS(TM) currently provides voice mail capabilities and on its next version, expected in the first quarter of 2000, is also expected to provide e-mail access. The voice mail and e-mail are expected to be accessible remotely through MAVIS(TM) using text to speech technology to read the e-mail to the caller. The caller can then request that the voice mail or e-mail be repeated, deleted or saved by stating the appropriate voice command instead of pressing keys on the telephone keypad. MAVIS(TM) can be retrofitted to perform with a wide range of existing private branch exchange ("PBX") equipment. A MAVIS(TM) software kit is also available for incorporation in new high speed computer telephony PBX switchboards through original equipment manufacture licensing.

         MARKETING. During 1998, the Company beta tested MAVIS(TM) and prepared it for distribution, including without limitation, source of supply of components, drafting of technical manuals and operator manuals, designs of advertising and marketing programs, public relations initiatives, shipping preparations and development of support service operators. The Company's marketing program for MAVIS(TM) which had not commenced until 1999, is discussed in greater detail below in the Section under the caption "Subsequent Events." The Corporation has entered into a Distributor Agreement with ALLTEL Supply, Inc., ("ALLTEL Supply") a business unit of ALLTEL Corp. ("ALLTEL Corp."), an information technology company that provides line and wireless communications and information services. ALLTEL Corp. is a leading distributor of communications and data networking equipment for data network service providers and end users. ALLTEL Corp. is a major distributor of Panasonic, Comdial and Lucent telecommunications equipment and had total revenues of $5.2 billion for 1998. ALLTEL Supply is one of the nations leading providers of telecommunications and data communications products. Pursuant to the Distributor Agreement, ALLTEL Supply will market MAVIS(TM) throughout the United States. CCI will serve as a liaison to ALLTEL Supply and will work to broaden vertical sales channels for MAVIS(TM) and other PTT applications. To date, ALLTEL has not been a material source of sales for MAVIS(TM).

         Initial marketing of MAVIS(TM) BY ALLTEL Supply demonstrated that significant enhancements to MAVIS(TM), particularly to its voice mail capabilities, would be necessary to its successful commercialization. Enhancements to make the voice mail aspects of MAVIS(TM) competitive with other touch-tone voice mail products in the market have been made. In addition, MAVIS(TM) will have an option to add "unified messaging," This feature provides for e-mail messages to be read to the subscriber. The new enhanced model of MAVIS(TM) is currently being tested prior to planned distribution during 1st Quarter 2000.

         The enhanced MAVIS(TM) system is now fully competitive with other voice mail products in the marketplace, and has the additional voice activated auto attendant feature. The new features on the improved MAVIS (TM) system include a "follow-me" feature whereby a call can be forwarded to another telephone either hard line or cellular. Mavis will also feature, erasing or speeding up voice mail messages when they are retrieved, diverting calls internally by voice and retaining a party on hold to be connected when the current telephone call is completed. Accessing messages remotely; and remote changing of greetings and passwords will also be featured.

         To date PTT has entered into distribution agreements with ChannelVox Ltd. and Brigantia Marketing, a U.K. enterprise. ChannelVox, (who is marketing MAVIS(TM). MAVIS(TM) under their own brand name of FireVox(TM)) is acknowledged as the market leader in the UK for the distribution of voice mail and auto attendant systems. ChannelVox supply to over a thousand computer and telephony dealers and launched FireVox(TM) at the October 1999 TMA show in the UK. Brigantia Marketing will be direct marketing MAVIS(TM) to SME (Small to Medium Enterprises) in the UK and will offer leasing facilities to include hardware, software, PBX, installation and training. PTT has also entered into a distribution agreement with Interlink (a Swiss company) who will assist with the marketing of MAVIS(TM) in Switzerland, France, Germany, Belgium and Spain.

         ACC, through its existing relationship with Comdial dealers, expects to market MAVIS(TM) as an integrated addition to existing PBX systems. The Corporation also intends to negotiate with major manufacturers of multiple line business phone systems and switchboards such as Comdial and Sprint for MAVIS(TM) software to be incorporated directly into their hardware product line. The Corporation also expects to market MAVIS(TM) to the hospitality and the health care industries through Paramount, its recent acquisition, and to the clients of RomNet. PTT and CCI are currently seeking marketing partners throughout the United Kingdom and Europe, and CCI and ACC are doing the same throughout the United States.

         MAVIS(TM) will be marketed through Tiller International Corporation ("Tiller International"), a registered company of Monte Carlo, Monaco, in the former Soviet Union, Poland, Hungary, Czech Republic and other countries of the Eastern Block (the "Eastern Block").

         The Corporation acquired Talidan in a transaction brokered by Tiller Holdings Limited, an Anguilla company ("Tiller Holdings"). As a part of the transaction, Tiller Holdings received four-year options to purchase shares of the Corporation's Common Stock, which options contained certain put rights. To the extent that these options were not fully exercised within three years, the holders could thereafter exercise for a period of 30 days the remaining options in whole or in part and require the Corporation to purchase the resultant shares at the then-market price of Common Stock (the "put rights"). In December, 1998, the Corporation entered into a Distributor Agreement designating Tiller International (which to the best of the Company's knowledge is not an affiliate of Tiller Holdings) as the exclusive authorized distributor of MAVIS(TM) in the Eastern Block. The Company provided a master disk from which the distributor was permitted to produce 1000 copies of MAVIS(TM) software in exchange for the relinquishment of the put rights which had been acquired by Tiller International from the prior holders of put rights. As a result of the transaction, the Corporation cancelled a liability of the discounted value (utilizing a 10% discount rate) of the obligations represented by the put rights in the amount of $3,107,564 which had been recorded at the time of the Talidan acquisition.

         In addition, Tiller International acquired for nominal consideration non-exclusive rights to sell MAVIS(TM) in Italy, subject to minimum sales requirements. There have been no sales to date of MAVIS(TM) resulting from the agreement with respect to Italy. The Company expects MAVIS(TM) to be marketed successfully by Tiller International, but can give no assurance that such efforts will result in a material source of revenue.

         Carnegie Communications, Inc. ("CCI"), a wholly-owned subsidiary of the Company was formed in 1997 to market PTT's products including MAVIS(TM) and other IVR products and services. This company is staffed with 2 sales professionals who have a combined 25 years experience with 14 years in the telephony industry. This subsidiary is housed at the Company's corporate offices in Hunt Valley, Maryland.

PERSONAL OPERATOR(TM)

         During the latter part of 1998, the Corporation acquired Voice Quest, also a developer of speech recognition and voice mail technologies and products including Personal Operator(TM), an automated attendant system, with a view toward developing a marketing strategy with MAVIS(TM). However, subsequent evaluation revealed that Personal Operator(TM)'s intellectual property did not compliment that of MAVIS(TM) and management accordingly terminated this project.

IVR PRODUCTS

         PTT has also developed a variety of IVR software products which are expected to be marketed in Europe and the United States. These products include the following:

         OrderMaster(TM): This product allows businesses to place orders from various suppliers in a general voice box owned by PTT. The orders are then forwarded to the supplier seamlessly. Conventional phone ordering requires calls to each supplier individually by a certain time or, if placed after business hours, require a voice mail to be provided and a response on the next business day. OrderMaster(TM) allows the customer to place the order at any time, seven days a week, that is transmitted to the supplier instantly. PTT charges a fee for handling each order to the supplier. The Company believes this product will facilitate customer reductions of internal costs by eliminating cumbersome overhead and providing timely updating of inventory records.

         WageMaster(TM) This product is an automated payroll system designed for use by small businesses over the telephone. Callers enter time and pay. The software then calculates and records the deductions and sends a facsimile report to the client. PTT charges an annual fee and a calculation fee.

         Database Management: This software product can be used to collect (over the telephone) a variety of information from individuals. Data such as name, address, telephone number, identity and date of purchase of products can be included. The initial commercial application will register purchases. PTT charges a database management fee to the manufacturer of the product.

         Profiling: This IVR software is used to statistically analyze employees work performance for companies.

         Travel Information:
         This product is used by travelers. A special telephone number is advertised to the public. The caller states his destination country and is informed of various information relative to that country, such as visa requirements and necessary inoculations. The caller pays a premium telephone rate for this service and PTT receives a portion of such fee from the telephone company.

         Hotels:
         PTT has an agreement with British Travel Agents Accommodation Register (the "Register") whereby the Register advertises hotel rooms on behalf of the English and Scottish tourist boards in national newspapers. The customer calls a toll free telephone number which allows the customer to reserve a hotel room. The customer information is then passed on to the relevant hotel instantly. PTT charges a fee to the participating hotels for the maintenance of the hotel database.


         Security Micro Dot:
         This security software program will assist in the recovery of stolen automobiles. The vehicle and its principal parts are embedded with a serial number that is not visible to the naked eye. PTT maintains a database of these serial numbers for the market of the Micro DOT system. PTT is paid a maintenance fee and a per-call support fee for access to the database.

         Call-a-Card(TM):
         This interactive software program allows customers to call a special telephone number and dictate a greeting or message. A card is sent to the intended recipient giving him or her a telephone number to call. When that number is called the special recorded message is broadcast.

         Employee Supervision:
         This program is designed for companies with a large number of employees nationally or internationally that perform off-site services (e.g. a cleaning service). The employee is required to call a special telephone number when arriving on-site and again when leaving the customer's business. The data is recorded and sent to the client. If an employee does not call at the specified time a supervisor is alerted.

The above list of IVR software products have, to date, not been a source of material revenue for PTT or the Company. There is no guarantee that future marketing of these products will result in material revenue for the Company.

TELEPHONE BUSINESS SYSTEMS--ACC

         ACC engages in the sale, installation and servicing of telephone instruments and systems, including without limitation, state-of-the-art telecom technologies such as computer telephone integration, data cabling, networking, auto attendant and voice-mail systems, and integrated voice response systems. ACC is one of the leading telecommunications hardware and software inter-connect dealers in the Baltimore-Washington metropolitan area. ACC targets mostly small to mid-sized businesses, providing flexible and cost effective phone systems, voice messaging and call center facilities.

         ACC's major revenues are derived from the sale, installation and servicing of Comdial telecommunications equipment, which accounted for approximately 97% of revenues in 1998. Comdial is a major manufacturer of business telecom systems in the United States and in 1998 ACC Telecom was its second largest commercial dealer. ACC also purchases equipment from Sprint's North Supply and ALLTEL Corp. ACC's recently submitted application to become an accredited Lucent Technologies dealer has been accepted, which is expected to open a broader market to ACC.

         Sales are made by ACC directly to business end-users by its sales department, currently consisting of ten employees. The sales department includes highly trained and experienced personnel with on-going training designed to facilitate expertise in fast-changing telecommunications technology. Marketing is achieved principally by heavy Yellow Page advertising throughout the Baltimore-Washington regions, in Northern Virginia and in the Wilmington, Delaware area. Telemarketing and customer referrals are also relied upon. ACC currently has approximately 2,700 customer installations.

         The market for ACC's products and equipment is subject to rapid technological development, changes in customer requirements and frequent new product introductions. However, the small-to-mid-sized business targeted by ACC is less likely to rapidly change their phone system with every new technological change. Generally, customer needs and expectations will require ACC to continuously identify, test and market new equipment with features that keep pace with the new technology, evolving industry standards and competitive offerings. These activities are expected to require ACC to make expenditures on testing equipment and on the training of sales and service personnel. ACC has been approved as a bidder of contracts for the federal General Services Agency, the Department of Defense and Maryland's State Department of Procurement, for all of whom ACC has installed various systems.

         ACC has long maintained a favorable relationship with its suppliers such as Comdial's Key Voice, Sprint's North Supply, and ALLTEL Corp. for its main systems and products. Incidentals, such as computers, monitors, keyboards, jacks, and cords are usually purchased through a variety of vendors. If ACC were to experience significant delays, interruptions or reductions in its supply of Comdial key telephone systems, or unfavorable changes to prices and delivery terms, ACC could be adversely affected.

SUPPORT SERVICES--ROMNET

RomNet is engaged in the business of providing technical support services (help desk) for CD-ROM products, software and hardware, providing beta testing services, and providing internet support related products and services for Web development and e-commerce. RomNet's early development focused on providing telephone technical support for CD-ROM products. While this service continues to be the core of the business, the increasing popularity of the Internet in recent years has given rise to the development of a variety of support service options that are specially designed for a wide range of Internet products and services.

RomNet provides support services for some licensees of its client's products via telephone, e-mail, on-line chat and fax. RomNet also develops and hosts numerous customer support Web sites and through the posting of Frequently Asked Question
(FAQ) on the customer's site, and offers clients cost efficient alternative methods of providing technical and customer support. RomNet's major clients include Yahoo! Store, Macmillan Publishers Ltd. (UK), Arthur Andersen LLP, Pitney Bowes, Scientific American Magazine, the American College of Cardiology, McGraw Hill, Analog Devices, DATA BECKER Corporation and Jones Interactive Media.

The products supported by RomNet are as varied as its clients and range from software, including games and entertainment products, to business and financial applications. Many products operate on a variety of platforms and operating systems, such as Linux or Microsoft. Additionally, RomNet supports peripherals such as electronic white boards and video capture devices to Internet computer based training (CBT) products. RomNet enables on-line access to the archives of major publications and on-line journals provided by clients, which may include troubleshooting user problems related to connectivity and browsers.

RomNet customizes all elements of technical support for its clients. For each client supported product, RomNet develops the strategies and tactics necessary to maximize support efficiencies and economics for both client and customer alike. Data is collected and amassed into a knowledge base that defines technical and demographic information for each caller. RomNet not only customizes its databases for each client but also provides routine service which includes internal backup for all data and off premises disaster recovery via encrypted file transfer. RomNet does not have redundant operations facilities at this time but expects to develop such redundancy in the future.

Each RomNet client is assigned a product manager and a core group of technicians, who will be the "front line" of support for all product(s) of the client. Employees of RomNet include students and recent graduates from institutions within a three mile radius of RomNet's Boston office such as MIT, Harvard and Boston University who have major areas of concentration in fields including engineering and computer science. As a result of the high technology sophisticated personnel available to RomNet, the Company believes that operations at RomNet will continue to develop on a state-of-the-art basis as well as provide a talent pool for the Company's other businesses, however, there can be no assurance in this regard.

Sales are generated by referrals, attendance at trade shows, direct mail and cold calling of prospects. Prospects are selected using certain criteria that include (a) the technical intricacies and uniqueness of the product (b) the impact that the product will have on technical support due to large distribution
(c) the potential lack of company infrastructure needed to support in-house staff and the limited time of day for which support is offered.

Changes in technology are expected to impact RomNet's core business by shifting focus more to the Internet. Technical support for software and hardware comprises about 55% of RomNet's services. However, Internet activity for 2000 and beyond is projected to comprise almost 40% of the support operation. In 1999, the Company estimates global technical support represents 60%-65% of the core business. Internet support and Internet services comprise another 20%-25% of the operation while the remaining 10%-20% is devoted to beta testing and e-commerce related activities. The Company expects that within the next three to five years Internet technical support will be the dominant source of revenue for RomNet.

Providing technical support for companies seeking to do business on the Internet provides RomNet the opportunity to sell products available from such companies or to offer discounts and promotions on behalf of such companies. RomNet also fulfills product orders for its clients, serving as a telephone distribution channel to supplement primary and traditional retail sales.

OVERVIEW OF THE BUSINESS OF TALIDAN

         Talidan's advertising operations are divided into three segments:
"Talidan Print," which was sold in June of 1998, advertises in adult magazines; "Talidan TV," which advertises on late-night Brazilian television; and "Talidan Local," which advertises in the form of a "tag," i.e., an advertisement included in a recorded message heard by a customer calling the telephone numbers advertised by Talidan Print or Talidan TV. Both Talidan Print and Talidan TV advertise the use of long distance telephone service, while Talidan Local advertises the use of local premium telephone service.

         LONG DISTANCE TELEPHONE SERVICE. Talidan's contract with WWT, a Jersey Corporation ("WWT"), provides for the use of the telephone numbers advertised by Talidan Print and Talidan TV for service into various "target countries." When customers call those numbers, they are making a long distance call. WWT negotiates with foreign telephone companies in certain jurisdictions (e.g., Sao Tome, Moldova) to provide telephone traffic to the "target" country in exchange for payments based on the number of calls. WWT obtains phone numbers from the target country, certain of which phone numbers are allocated for use by Talidan Print and Talidan TV. When a customer calls one of such provisioned numbers, WWT pays Talidan an agreed-upon amount per call minute. WWT provides and maintains the system to "terminate" (i.e., complete) the call either by including the recording on the system or by switching the call to a location where a live person is available. WWT also maintains the records used to determine payment. Talidan is responsible for providing the content for the recording, or the person to take the customer's call (referred to as "chat" services), and the advertising content which includes the Talidan numbers. Talidan acts solely in an intermediary context and fulfills its obligations through third parties; none of the parties is an affiliate or related party to the Company.

         The long distance numbers provisioned to Talidan TV are advertised on Brazilian late night television (e.g., after 11:00 p.m.), and the numbers provisioned to Talidan Print are advertised in adult magazines. A customer watches an ad on television or sees it in a magazine, typically depicting an adult-oriented situation, and then is invited to call the number displayed in the magazine ad or on the television screen to hear more. The customer then makes a long distance call to a target country's exchange where either a recording or a live person provides adult-oriented content for the customer to hear. At some point, usually at the end of the recording, the caller is prompted to call a premium rate 0900 number, which is a local premium call, either to hear a more explicit recording or speak with a live person. About 10% of long distance calls result in local premium calls.

         Talidan TV has an oral agreement with WWT, pursuant to which half of the costs of advertising time purchased by Talidan TV are reimbursed by WWT. In addition, the Company has an oral agreement with Telecom Brazil, a Brazilian company, whereby it pays Telecom Brazil U.S. $7,000 per month in exchange for services related to advertising placement and other management services. Telecom Brazil is managed by Tom Raffel, who personally owns four percent of the common stock of the Company.

         LOCAL PREMIUM TELEPHONE SERVICE. Talidan Local is allocated local premium 0900 numbers (analogous to the "900" number in the U.S.) from Telecom Brazil, which are advertised as a tag included at the end of the recording the customer hears on the long distance call advertised by Talidan Print or Talidan TV. When the customer calls the 0900 number, they are making a local call for which they are charged a premium rate per minute to engage in "chat" with a live person or hear additional, typically more explicit, recordings. When a customer calls one of the numbers provisioned to Talidan Local, Telecom Brazil, pursuant to an oral agreement with Talidan, pays Talidan an agreed-to amount per call minute. As consideration for the tag, part of the money received by Talidan Local is remitted to WWT, or is credited against the amounts due Talidan TV from WWT for shared advertising costs.

         There are approximately 30 regional phone companies operating in Brazil. The national telecom service provider is Embratel, which was state owned prior to its being acquired by MCI/Worldcom on July 2, 1998. When a customer makes a 0900 call on one of the numbers provisioned to Talidan Local, the customer is charged and money is collected by the regional phone company who remits a portion of such funds to Embratel. Embratel then remits a portion of the funds it receives to Telecom Brazil as owner of the number, who remits a portion to Talidan. Talidan then remits (or credits for advertising costs) a portion to WWT.

         ADVERSE CIRCUMSTANCES. Several adverse circumstances negatively impacted Talidan's business in 1998 and 1999: Long distance rates increased in Brazil in February 1998 from U.S. $.28 to U.S. $.59; social, religious and political pressures to curtail the adult telephone business increased significantly during 1998; and the content of both television advertising and messages heard by a caller were restricted in the fall of 1998. The rate increase and restricted content pressures resulted in a decrease in call volume.

         Moreover, Embratel was having difficulty in collecting funds from regional phone companies, and estimated a $40 million payment imbalance at the time of its privatization resulting in Embratel "temporarily suspending" its payments to Telecom Brazil, and others under existing contracts, after its last payment in August of 1998. In October 1998, a judge in Sao Paolo blocked access to 0900 numbers, so callers could not connect to 0900 services. At that point, it was uncertain whether other Brazilian jurisdictions would follow suit. Although the judge's October 1998 decision was ultimately appealed in the state and federal courts of Brazil, the outcome and timing of such ongoing appeals were and still are difficult to determine. By November 1998, Embratel cancelled its existing contracts and planned to enter into new contracts with the regional phone companies. But in August 1999 some 0900 service providers that accused Embratel of withholding payment sought legal action to force Embratel into bankruptcy. Shortly thereafter, Embratel cancelled contracts it had with approximately 30 such providers, including its contract with Telecom Brazil.

         In addition, while Talidan TV continued to advertise throughout 1998 and the first four months of 1999, amounts spent on ads varied in each month of 1999 and were significantly lower in January and March as the Company attempted to manage the uncertainties facing Talidan's business. Advertising was cancelled in late April 1999 due to lack of response. Although advertising ceased, payments continued to be received through June 1999, albeit at a decreasing rate. Some payments are expected to continue short-term since it is likely that some customers have retained telephone numbers, which are still active, from earlier TV advertisements. In December,1999, WWT notified Talidan that it was withdrawing the use of Talidan's premium long distance telephone numbers as of January 1, 2000.

         In July of 1999, the Corporation received an unsolicited offer to purchase the stock of Talidan from three shareholders of the Company in exchange for 5,676,750 shares of the Corporations common stock. The ability to complete this transaction is predicated on the Company's shares returning to a trading status. At that time, the Company expects to resume its negotiation and complete the transaction. There is no assurance, at this time, that the Company and the buyer will be able to execute this transaction.

VICTORIA STATION RESTAURANT

         Victoria Station Restaurant ("Victoria Station") is located in Virginia Gardens, Florida near Miami International Airport and was opened in 1973. The Corporation acquired the restaurant in August 1997 to provide cash flow to the Corporation until its telecommunications companies could support the operations of the Corporation. Victoria Station is operated under two subsidiaries of the Company, Victoria Station Miami, Inc., a Florida corporation, and Talidan USA, Inc., a Maryland corporation. The restaurant is a full service steak house featuring quality steaks, barbecue ribs, chicken, fish, a salad bar and a full liquor service. Victoria Station emphasizes consistent high quality ingredients and generous portions at moderate prices in a casual dining atmosphere. The restaurant attracts a diverse mix of customers, including professionals and families.

FINANCIAL SERVICES

         In May 1996, the Corporation acquired ECAC which was engaged in the business of processing credit card accounts. In 1997, ECAC experienced declining profit margins and increased competition in credit card processing. With greater perceived opportunity for rapid growth in telecommunications, the Corporation decided to sell ECAC and to utilize the funds derived thereby to finance acquisitions and operations of telecommunications businesses. As a result, the Corporation sold approximately 75% of ECAC's accounts in April 1997 and all of the stock of ECAC and its start-up operation in Europe in January 1998. In connection with the sale of ECAC stock, the Corporation retained a 40% interest in the future profit derived by the credit card merchant accounts of Franklin Bank, which operates in Southfield, Michigan, a suburb of Detroit. The Corporation and the purchaser of ECAC are in dispute as to the Corporation's share of revenues derived from its retained interest in the accounts of the Franklin Bank. As a result, the Corporation has not received any funds derived from its retained interest and if the dispute is not resolved within a reasonable period of time, the Corporation expects to file suit for an accounting and full payment. There is a third party lawsuit pending against the Company and other parties in connection with the retained interests in the merchant accounts of Franklin Bank. There can be no assurance that currently due funds on future revenues will be obtained at any time from the

Company's interest in the credit card merchant accounts of Franklin Bank. (See "Legal Proceedings.")

COMPETITION

         PTT. The Corporation's competitors in the development of voice recognition systems are independent companies such as Vocalis, Phillips and VCS, as well as PBX and key telephone manufacturers such as Lucent Technologies, Northern Telecom, Siemens, Executone, Panasonic and Toshiba. Carnegie believes some of these companies are seeking a partner to integrate and further develop such systems into their equipment. Most of these companies have greater financial, technical, personnel and other resources than Carnegie and have established reputations for success in the development, licensing and sale of their products and technology. The Corporation believes that MAVIS(TM) can compete favorably with any similar system being currently marketed. Unlike many such systems, MAVIS(TM) can be integrated with most existing and all new PBX equipment. MAVIS(TM) can be produced in a number of different languages. Ongoing research and product development for voice recognition products is widespread and highly proprietary, and as a result, the Company cannot know the full extent of its competition or the stage of its competitors' product development. The Corporation believes that other companies including Voice Control Systems, Registry Magic, Locus and General Magic are attempting to develop voice recognition software systems functionally similar to MAVIS(TM). The Corporation's new relationship with ALLTEL Supply, Inc., one of the nation's leading providers of telecommunications and data communications products, is expected to greatly increase the Corporation's ability to compete with other large telecommunication dealers that enter the market in the future.

         To date the Company's agreement with ALLTEL for distribution and sale has not been successful. With MAVIS(TM) new features, the Company expects distribution through ALLTEL Supply to improve. The Company will also look towards other points of distribution including its own sales force at Carnegie Communications.

         There are many companies developing IVR software products that have substantially greater technical, financial and marketing resources as well as larger customer bases and greater name recognition than PTT or Carnegie. The Company's competitors in the telephony market for messaging systems are independent suppliers, including Octel Communications, Centigram Communications, Active Voice, Voysys, and Cellware Technologies. PTT and Voice Quest's IVR products represent a rapidly evolving market with competition from many companies. However, the Company believes it can compete due to the innovation of the Corporation's products, early marketing, price, relationship with end-users, and the universality of many of its software products.

         ACC. The telephone business systems market is highly competitive and the Corporation believes competition will intensify as manufacturers such as Lucent Technologies and Northern Telecom continue to acquire smaller telecom companies. ACC's principal competitors are a few local businesses which represent manufacturers such as Siemens, Panasonic, Northern Telecom, North Star, and Toshiba. Lucent Technologies, Bell Atlantic, and Executone who sell directly to customers and through local businesses. The larger companies have tremendous national advertising resources. Many have greater name recognition, substantially greater technical, financial and marketing resources, as well as larger customer bases. The Corporation believes that by targeting the small and mid-size businesses ACC has an edge in both pricing flexibility and customer relations. The approval of ACC's Lucent "Business Partner" Dealership will enable ACC to take advantage of the advertising and name recognition associated with Lucent Technologies. Competition for skilled and trained technicians and sales personnel is intense. ACC's continued success depends on its ability to attract and retain key personnel involved in its sales, technical, and administrative departments. ACC's success also depends on the ability of its officers and key employees to manage growth successfully. ACC must smoothly and promptly replace requisite staff positions and oversee the training of new personnel. Barry Hunt, the founder of ACC in 1979, and its president and chief executive officer, has more than 20 years of experience in the industry.

         ROMNET. There are many companies in the marketplace that offer technical support services similar to RomNet. Many of the larger outsourcing companies such as Sykes Enterprises, Keane Inc., Stream International, and 800 Support are large enough to have offices across the United States and overseas and are able to provide their services to major companies of the size of Microsoft, Lotus and Oracle. RomNet targets privately held software/hardware developers as well as those Fortune 500 companies that may be relatively new to this arena. RomNet believes it offers a more customized approach to technical support and customer service than the competition. RomNet further believes that a more flexible approach to the business relationship has attracted clients such as Arthur Andersen, Macmillan Publishers, as well as others.

         VICTORIA STATION. There are many well known "brand" restaurants in the Miami Airport area. These locations have larger marketing budgets and newer units. They include, Out Back, Graddy's, Tony Roma's and Lone Star Grill, among others. Such competition may adversely affect the Company's revenues.

         TALIDAN. There are many operations such as Talidan in Brazil. To the knowledge of the Company there are no companies which individually possess significant market share in Talidan's industry segment. The barriers to entry into that market are relatively low. The Company believes that notwithstanding widespread competition and the possibility of new competitors entering the market, the most significant competitive problems have arisen from social and judicial changes in Brazil. At the current time, the Company does not reasonably foresee an ability to continue Talidan's operations in the current business environment.

INTELLECTUAL PROPERTY

         The Corporation's success depends in part on its ability to protect its proprietary technology. PTT believes that its success will depend on its ability to design, develop and market new products and new or enhanced applications, rather than patent protection. However, the likelihood of obtaining patents is evaluated with respect to each product and patent applications are filed where appropriate. The Corporation has filed a patent application for the OrderMaster(TM) in England and under the Patent Cooperation Treaty which permits filing in 95 countries worldwide upon designation within one year and the payment of appropriate fees. The Corporation is in the process of filing new patent applications for MAVIS(TM) and filed in May 1999 a second patent application for other IVR software products in England and under the Patent Cooperation Treaty. The Corporation believes that it is likely it will obtain the patents for

MAVIS(TM) and other IVR software products, however, there can be no assurance that patents will in fact ever issue. The Corporation otherwise relies on a combination of copyright, trademark and trade secret laws, nondisclosure and other agreements and technical measures to protect its proprietary technology. The Company has two applications for trademark registration currently pending in the United States Patent and Trademark Office for the mark "MAVIS" in ordinary block letters and in a stylized form. There can be no assurance that the Corporation will be able to obtain any meaningful patent protection for its technology in the future or that measures taken by the Corporation will be adequate to prevent or deter misappropriation of its technologies or the development of technologies having similar performance characteristics. The Corporation licenses certain portions of its technology from third parties under written agreement such as the multi-language programs from Lernout & Hauspie that require the Corporation to pay ongoing royalties. The Corporation is not aware of any violation of proprietary rights claimed by any third party relating to PTT or its products. Because the computer technology market is characterized by frequent and substantial intellectual property litigation, there can be no assurance that the Corporation will not become involved in such litigation in the future to either enforce or defend its intellectual property rights.

EMPLOYEES

         In 1998 the Corporation together with its subsidiaries had 138 employees, 107 of which were full-time and 30 part-time as follows:

         Carnegie:         Twelve (12) full-time employees.

         PTT: Eight (8) employees of which 6 were full-time and 2 were part-time consisting of 4 programmers, 1 salesperson and 3 administrators. PTT expects to increase its technical and sales personnel as additional products come online and the distribution of MAVIS(TM) becomes widespread. Michael R. Faulks, a Vice President of the Corporation, is the creator of MAVIS(TM) and serves as the Technical Director of PTT.

         Voice Quest: One (1) full-time employee.

         ACC: Thirty-eight (38) full-time employees, including 8 in administration, 12 in sales and 18 in service.

         RomNet: Twenty-seven (27) employees of which 25 were full-time, including 4 in administration, 1 in sales and 20 in service; and 2 part-time employees.

         CCI: Two (2) full-time employees.

         Talidan did not have any employees as such. Talidan's managing director, in the Isle of Man, and individuals providing administration services in Brazil and the United Kingdom are all paid pursuant to consulting agreements. Talidan relies on outside sources for its sales, marketing and advertising.

         Victoria: Fifty (50) employees of which 24 were full-time and 26 were part-time employees.

         None of the Company's employees are covered by a collective bargaining agreement. The Corporation believes its employee relations are good.

         In 1999 the Corporation together with its subsidiaries had 145 employees, 106 of which were full-time and 42 part-time as follows:

         Carnegie: Eleven (11) full-time employees.

         PTT: Seven (7) employees of which 6 are full-time and 1 was part-time. The personnel included 3 programmers, 1 salesperson, and 4 administrators. PTT expects to increase its technical and sales personnel as additional products come online and the distribution of MAVIS(TM) becomes widespread. Michael R. Faulks, a Vice President of the Corporation, is the creator of MAVIS(TM) and serves as the Technical Director of PTT.

         Voice Quest: Currently has no employees.

         ACC: Thirty-seven (37) full-time employees and 3 part-time, they included 12 in sales and 21 in service.

         RomNet: Twenty-nine (29) employees, they include 22 full-time employees and 7 part-time; 3 in administration, 1 in sales and 25 in service.

         Paramount: Ten (1) full-time employees, of which 4 are in administration, 2 are in sales and 4 are in service.

         American Telecommunications & Computers (d/b/a RGG): Two (2) employees.

         CCI: Two (2) employees.

         Talidan does not have any employees as such. Talidan's managing director, in the Isle of Man, and individuals providing administration services in Brazil and the United Kingdom are all paid pursuant to consulting agreements. Talidan relies on outside sources for its sales, marketing and advertising.

         Victoria Station: 47 employees of which 16 are full-time and 31 part-time.

         None of the Corporation's employees are covered by a collective bargaining agreement and the Corporation believes its relations are good.

REGULATORY MATTERS

         Except with respect to Victoria Station [and Paramount International Corporation], the Corporation is not subject to direct regulation by any government agency. Restaurants are subject to numerous federal, state and local laws affecting health, sanitation and safety, as well as state and local licensing of the sale of alcoholic beverages. The Americans With Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under such Act, Victoria could be required to expend funds to modify its restaurant to provide service to disabled persons or make reasonable accommodations for the employment of disabled persons. Paramount has a FCC license that controls tariffs charged on telephone calls.

SUBSEQUENT ACQUISITIONS

PARAMOUNT

         GENERAL. Paramount provides telecommunication billing and clearing services to the hospitality, health care and pay-telephone industries as an outside service provider in the United States, Mexico and Canada through the sale and service of interfacing equipment for Hotel & Hospital PBX systems. Generally these are the primary systems used by hotels to provide 0+ & 0-telephone-related services. Hotels provide access to credit card calls and third party collect calls to their guests. Paramount collects and provides the data necessary to bill guests for telephone calls and to properly manage 0+ & 0-telecommunications services in the hotel. Paramount also purchases direct collect calls and or provides billing and clearing services for third parties using Paramount's infrastructure and established vender relationships. Paramount's revenues for 1998 were $11,314,649 and its net income for the same period was $646,937. Of 1998 revenues about 1/3 came from purchase of direct collect calls and/or billing and clearing from third parties. Third party business is subject to more attrition than Paramount's other services. The company has an active sales force charged with acquiring new customers for this service, but there can be no assurance that revenues will continue at current levels. In addition, Paramount expects to market MAVIS(TM) to the hospitality and the health care industries.

         Paramount's 0+ & 0- client base consists of domestic and international hotels, motels, inns, resorts, hospitals, and publicly accessible telephone equipment providers as well. In March 1999, Paramount signed a three-year contract with First Choice Communications of Texas to provide billing, technical and support services to its hotel clients for 0+ and 0- telephone services. In addition, in April 1999, Paramount entered into a Memorandum of Understanding ("Memorandum") with a subsidiary of BCT.TELUS, a major Canadian telephone company, to provide and receive certain services for its hospitality industry clients in Canada. The Memorandum is subject to the execution of a definitive agreement that is being negotiated. Paramount expects this agreement to be completed in year 2000; however, there can be no assurance in this regard.

         EMPLOYEES. Paramount has 11 full-time employees, of which seven are administration and four are service. Michael Eberle, President, David M. Moody and David Paton, Executive Vice Presidents and Kay Eberle, Secretary (wife of Michael Eberle), each have five year employment agreements with Paramount, that expire on January 1, 2004. Each agreement provides for a $130,000 base salary and a signing bonus of $375,000 plus 12,500 shares of restricted Common Stock of the Corporation. Additionally, each may be entitled to receive additional shares of Common Stock of the Corporation based on Paramount's sales revenues for the two-year period commencing April 1, 1999 and ending March 31, 2001.

         COMPETITION. Paramount's competition includes AT&T, MCI Worldcom, and Sprint Corporation, as well as other smaller companies. These larger companies have tremendous national advertising resources with greater name recognition, substantially greater technical, financial and marketing resources, as well as larger customer bases. As technological and regulatory changes occur, Paramount anticipates that new and different competitors will enter the marketplace. Paramount believes that by focusing primarily on the hospitality industry, it has created its own market niche. Other companies offering similar services to hotels must divert the phone traffic to an outside operator service provider ("OSP"), and the hotel is paid a commission by the OSP. Paramount's systems are located inside the hotel. This allows each hotel to operate as an OSP. This feature provides a greater profit margin to the hotel since the hotel may establish its own rates with respect to O+ calls. An increase in use of cellular telephones by hotel guests, reducing the number of calls made on the hotel telephones, could have an adverse impact on Paramount's profitability.

RGG

         In April 1999 the Company acquired all of the assets of RGG of Rockford, Illinois for the nominal price of $25,000 in cash. RGG installs, supplies and services phone systems in Illinois and southern Wisconsin. Roy Gustafson, a former owner, has agreed to stay on in a consulting capacity for a period of one year. RGG is a distributor of COMDIAL products similar to ACC and is expected to operate as an adjunct to the Company's proposed acquisition of The Phone Stop described herein. In connection with the acquisition, the Company assigned to one of its subsidiaries, American Telecommunications & Computers, Inc., a Maryland corporation, all of such assets and the business of RGG is expected to be conducted by this corporation. RGG has not had material operations to date.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Corporation owns no real estate. The principal executive offices of the Corporation are located at Executive Plaza 3, Suite 1001, Hunt Valley, Maryland, 21031. The Corporation's lease, of approximately 7,700 square feet of space expires April 30, 2003. The annual rent of $132,000 is subject to increases of 3.5% per year.

         The Corporation believes that its leased premises are suitable for its corporate headquarters and offices. The Corporation also believes that its insurance coverage for its leased and subleased premises is adequate.

         The Corporation has subleased its prior offices in Owings Mills, Maryland for its remaining term expiring in March 2003. Monthly payments are required under the lease which escalate over the term of the lease starting with $1,925 and ending with $2,100. The rent by the sublease covers the cost of the lease to the Corporation. The Company and the Landlord of the above have entered into a Termination Agreement dated, November 1, 1999, ending any corporate obligation on the part of Carnegie.

         PTT currently leases 1,900 square feet of office space in Sheffield, England through a three year lease which expires January 2001 The annual rent is approximately $33,000.

         The office of ACC is located in 5,000 square feet of leased space in Columbia, Maryland. The lease term is for five years expiring in August 2000, at an annual rent of $59,000. During 1999 the Virginia ACC branch sublet 3,010 square feet in Fairfax, Virginia, however, the space was vacated upon the Company being informed that the subleasor was insolvent; the Company believes it has no further obligation with respect to this lease.

         RomNet currently subleases 3,800 square feet in Boston, Massachusetts. The sublease expires in October 2001. The annual rent is $51,600.

         Paramount currently leases 4,000 square feet in Vista, California through a seven-year lease that expires in October 2005. The annual rent of $46,624, will increase 5% per year. This lease is with a Corporation owned by the Eberle Family Trust. The rent terms are below market rate for the space.

         The Victoria Station restaurant is located at 6301 Northwest 36th Street, Virginia Gardens, Florida. The annual rent per a lease, expiring in 2001 is $121,000.

         American Telephone & Computer Inc. leases 5054 square feet located at 650 West Grand Avenue Elmhurst, Illinois. The lease is 5 years, expiring in June 2004 with an annual rent of $68,228,88 and 2% per year increase. The location is sublet on a month to month basis to The Phone Stop for the full monthly rent obligation.

ITEM 3.  LEGAL PROCEEDINGS.

         On December 21,1998 Gloria Lucas, personal Representative of the Estate of John Charles Saah, brought suit against Carnegie, E. David Gable, Carnegie's Chairman, and David Pearl, a former officer of Carnegie, which was originally filed in the United States District Court for the Eastern District of Virginia, Alexandria Division, and has since been removed to the U.S. District Court for the Northern District of Maryland. This case stems from a series of contracts and negotiations resulting from the acquisition of ECAC by Grandname, the assignment to Carnegie and Carnegie's subsequent sale of ECAC. A Settlement Agreement was entered into and, a Dismissal with Prejudice only with respect to Carnegie has been filed with the Court. Payments have been made to the Plaintiff through the sale of Carnegie stock belonging to the Estate of John Charles Saah, which has been placed in escrow. Currently, there remains a balance due of approximately $126,000.00 plus a disputed amount of $130,654.

         Lisa Kamil, a former broker of ECAC, brought an action against ECAC, n/a Carnegie International Corporation, and Ewing Partners Corporation, d/b/a Value Partners, Limited, which is pending in the Circuit Court for Oakland County, Michigan. This case originates from a number of transactions involving Carnegie's former subsidiary, ECAC, which was sold to Value Partners Limited in January of 1998, and a special arrangement between Ms. Kamil, Carnegie and Franklin Bank. The Complaint in this action seeks damages in the amount of $150,000.00. The incidents and matters which are the subject of the Complaint are based on activities caused by First Charter Bank, a subsidiary or affiliate of Ewing Partners Corporation, d/b/a Value Partners. Although the Plaintiff may have a valid claim for a smaller sum, Carnegie believes that it is not at fault in this matter and that Plaintiff is not likely to prevail against Carnegie. Carnegie has minimal liability and may have a strong cross-claim against Value Partners and also a strong third party claim against First Charter Bank, which have not yet been filed. Carnegie intends to vigorously defend itself in this matter and believes it will be successful in defending this litigation to it conclusion or otherwise resolving the same in Carnegie's favor.

         In July 1998, the Corporation entered into a contract with Jan Bonner ("Bonner"), doing business as Source Financial of Houston, Texas, providing public relations services to the Corporation. In April 1999, Bonner filed suit in the state court in Harris County, Texas, seeking 180,000 shares of the Corporation's Common Stock as damages. On the Corporation's request, the case was removed to the United States District Court for the Southern District of Texas, Houston Division and the discovery process has commenced. The Corporation believes it has a valid defense as Bonner failed to perform pursuant to the contract. The Corporation intends to vigorously defend this suit and believes that it will be successful in this litigation, however, there can be no assurance in this regard.

         On May 28, 1999, the Corporation filed a complaint in the United States District Court for the District of Maryland against Kelly Allen, Ark Capital, Inc., G. William Higbee, and an individual using an Internet chat room whose legal name is unknown. The complaint asserts a claim based on defamatory statements made over the Internet by the defendants. The defendants stated that certain officers sold shares of the Common Stock of the Corporation two days before trading of the Common Stock on AMEX was halted. These statements were false. In fact the corporate officers did not sell the shares in the market. All shares referred to in these statements were voluntarily returned to the Corporation without consideration. Contemporaneously proper forms were filed by each officer with the Securities and Exchange Commission to such effect. The Complaint seeks compensatory and punitive damages. Defendant Higbee has entered into an agreement with the Company retracting these statements as false pursuant to a Stipulation filed with the Court attached hereto in its entirety as Exhibit
99.4. The Company has dropped its action against Higbee but will pursue the other defendants vigorously.

         On December 23, 1998, Carnegie brought an action against Advanced Networking, Inc., Richard B. Raphael, Lori A. Raphael, The Richard B. Raphael Living Trust, The Lori A. Raphael Living Trust, which was originally filed in the Circuit Court for Baltimore County, Maryland, and was removed by the Defendants to the United States District Court for the District of Maryland, Northern Division. This case emanated from an Option Agreement for the purchase of Advanced Networking, Inc., a Delaware corporation, which was entered into between Carnegie as purchaser, and the other Defendants as sellers on or about July 22, 1998. The Defendants failed to complete the transaction, all the terms of which had been agreed upon in the Option Agreement. The Complaint sought relief under the theories of breach of contract, promissory estoppel, and misrepresentation and seeks monetary damages as well as specific performance. At this point in time the Federal Court granted the Defendants' Motion to Dismiss Due to Lack of Jurisdiction in the State of Maryland. Carnegie is contemplating filing an action in the State of Delaware where the Defendants reside and conduct their businesses. Carnegie initiated this litigation to get the benefit of its bargain as well as to deploy a strategic maneuver to assist in the prevention of any claims by the Defendants against Carnegie or former employees of the Defendants for the opening of an office by ACC in Delaware near the territory of the Defendants. Carnegie believes that its position is strong and there is little exposure on any possible counterclaim. Notwithstanding the same, Carnegie has put off filing said Delaware action so as not to divert its attentions from other more pressing matters.

         On November 16, 1999, Communications Intercambio Mundial, Inc. ("CIM"), Versatel Communications Corp. ("Versatel"), Edgardo Morelos ("Morelos"), and Lucio Rodriguez ("Rodriguez") filed a lawsuit against Paramount, Mike Eberle ("Eberle") and ATN

Communications, Inc. ("ATN") alleging various claims related to a contract entered into between Paramount, CIM and Versatel on September 18, 1997 for the provision of international long distance telephone services. Plaintiffs contend that they were not paid by Paramount all sums due under the contract that were allegedly paid to Paramount for long distance services provided, which they have asserted is a sum amounting to $2,194,920.41. Attorneys retained to represent Paramount, ATN, and Eberle have determined that all claims are defensible and that Plaintiffs' damage estimate is completely unsubstantiated. Plaintiffs' claims relate to allegations of fraudulent long distance calls made from Mexico by unknown third parties that are not attributable to Paramount, ATN or Eberle under the terms of the parties September 18, 1997. Pursuant to that agreement Plaintiffs were only entitled to receive payment on calls that were ultimately paid. These fraudulent calls concern long distance service charges that were not collected by Paramount or ATN from its end users. Furthermore, Plaintiffs CIM and Versatel actually received overpayments and loans from Paramount that were provided by Paramount or to Plaintiffs in an accounting statement forwarded to the latter in early December, 1999. The amount of the overpayments and loans received by CIM and Versatel are in excess of $1,350,000.00. Paramount intends to vigorously pursue an appropriate cross-action to seek return of these overpayments.

         Carnegie is about to commence arbitration with The J-Net Group, former owners of Carnegie's subsidiary, RomNet, regarding certain payment issues. The J-Net Group contends that Carnegie is indebted to it in the amount of $112,000.00 to be paid in four semi-annual installments of $28,000.00 and Carnegie believes that it is entitled to a setoff in the amount of $71,734 thereby alleviating any present claim and reducing any future claim that The J-Net Group may have. Arbitration is to begin in New York in March 2000. Carnegie believes that its position is valid.

         A subsidiary of Carnegie terminated one of its key employees, Mark Ortner, and although most issues have been resolved, no final agreement has been executed. Carnegie believes that this matter will be resolved through the completion of ongoing negotiations amicably without the assertion of any further claims or litigation; however there can be no assurances in this regard.

          SHAREHOLDERS SUITS. The Corporation and various of its current officers and directors are parties to several lawsuits which purport to be class actions filed on behalf of non affiliates who purchased or acquired the Corporation's Common Stock for the period from October 28, 1998 and April 30, 1999. The first of these suits, typical of the others, was filed in the U.S. District Court for the District of Maryland on or about June 11, 1999, titled Alan Genut, individually and on behalf of all others similarly situated v. Carnegie International Corporation, et al., Civil No. L-99-1688. Four other lawsuits of like kind have been filed by other plaintiffs in the same court. A sixth action has been filed by an individual plaintiff in the U.S.
District Court in Oklahoma.  That matter has, for the moment, been stayed.

         These class actions purport to allege violations of federal securities laws in connection with the Corporation's filing with the Securities and Exchange Commission of a Form 10-SB, on or about October 28, 1998. In particular, each of the five complaints alleges that the Defendants improperly recorded certain transactions in violation of generally accepted accounting principles. The transactions in question are the sale of ECAC, and the purchase of its subsidiaries, PTT and Talidan.

         In August 1999, the Plaintiffs in the several actions which have been filed in Federal Court moved to consolidate their complaints, in accordance with provisions of the Private Securities Law Reform Act of 1995 (the "PSLRA"). The Company and the other Defendants in those actions consented to the motion and, on or about September 1, 1999, the Court entered an Order consolidating the actions and requiring that a consolidated complaint be filed on or before October 31, 1999. The parties have since agreed to extend until February 21, 2000 the time within which such a consolidated complaint must be filed. As a result of the application of certain statutory provisions, the Corporation's response to these complaints is, therefore, not yet required. Accordingly, the Corporation has not yet formally responded.

         Certain other pre-trial proceedings have occurred, since the filing of the complaints. The Company does not expect that the litigation will become active until a consolidated complaint is filed, in February 2000, or thereafter.

         Carnegie intends to vigorously defend the complaints which have been filed against the Company and its officers and directors, as well as the consolidated complaint that may be filed later this year. Each of the complaints filed to date seeks monetary damages and other relief; however, none specifically allege a defined amount of damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Common Stock of the Corporation was traded on the National Association of Securities Dealers Bulletin Board market ("OTC") from September 1996 until April 29, 1999, when it became listed on the American Stock Exchange ("AMEX"). During the period of the Corporation's inactivity from June 1985 through September 1996, there was no public trading of the Corporation's shares.

         The following table reflects the high and low bid prices for the Corporation's Common Stock for each quarterly period from the first quarter of 1997 to the first quarter of 1999. These quotations are based on information supplied by OTC market makers of the Corporation's Common Stock, except for the high price range quoted for the second quarter of 1999 which was provided by AMEX. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                           1999                               1998                               1997
                           --------------------------------------------------------------------------
                          PRICE RANGE                         PRICE RANGE                      PRICE RANGE
                          -----------                         -----------                      -----------
                  LOW               HIGH             LOW               HIGH             LOW               HIGH
                  --------------------------------------------------------------------------------------------

1st Quarter       $2.13             $7.31          $.22                $1.44         $.65                  $1.20
2nd Quarter        4.00              6.875(1)       .42                  .8125        .375                   .9375
3rd Quarter           -                 -           .48                 1.90          .375                  1.375
4th Quarter           -                 -           .73                 2.45          .375                  1.00

(1) Trading of the Corporation's Common Stock was suspended on April 30, 1999 and has not resumed. At the time of the trading halt, the price of the Corporation's Common Stock was $6.875.

HOLDERS

         As of November 30, 1999, there were 1,289 holders of record of the Corporation's Common Stock. At such date, 60,014,015 shares of Common Stock were outstanding including 22,137,964 shares held of record by CEDE Corporation on behalf of investors in the Company.

         The Corporation has issued preferred stock in series in connection with its business acquisitions, including: (i) 200,000 shares of Series A Preferred Stock issued to two shareholders of record, convertible on May 18, 2000 into the greater of 2,000,000 shares of Common Stock or $2,000,000 worth of Common Stock based on the fair market value price per share of Common Stock on May 18, 2000;
(ii) 200,848 shares of non-cumulative Series B preferred stock in consideration for a consulting agreement with the Vadiari Group International, valued at $1.60 per share at the time of the issuance in July 1998 at a discounted valuation of $321,356 and currently convertible into 2,008,457 shares of Common Stock; (iii) 21,600 shares of Series E Preferred Stock issued to two shareholders of record, convertible on November 20, 2000 into the greater of 216,000 shares of Common Stock or $270,000 worth of Common Stock based on the fair market value per share of Common Stock on November 20, 2000; (iv) and 52,500 shares of Series F Preferred Stock issued to one shareholder of record, which will automatically convert on December 1, 2000 into the greater of 525,000 shares of Common Stock or $700,000 worth of Common Stock based on the fair market value per share of Common Stock on December 1, 2000.


DIVIDENDS

         The Corporation has declared no dividends and is not likely to do so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The following information relates to sales of securities of the Corporation issued or sold in the period from January 1, 1998 to December 31, 1998 that were not registered under the Securities Act of 1933, as amended ("Securities Act").

(1) On February 1, 1998, the Company issued to two shareholders of ACC, 5,000 shares of

Common Stock and 200,000 shares of the Company's Series A preferred stock, in partial consideration for all of the outstanding stock of ACC. These transactions were effected without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The recipients of the shares were accredited investors. Each of the recipients of such shares, represented that the shares were acquired for investment without a view to distribution, the certificates representing such shares contained restrictive transfer legends and to the knowledge of the Company none of such shares have been transferred.

(2) Through December 31, 1998, the Corporation sold 2,763,688 shares of Common Stock to 42 purchasers for an aggregate consideration of $968,878 in cash and the value of services. Of these purchasers, six were not U.S. persons. One person was an accredited investor and one was an employee of the Corporation. Four were counsel to the Corporation or their relatives. Two were accountants who performed internal accounting for the Corporation. Sixteen were relatives or friends of the officers or the employees of the Corporation. These transactions were effected without registration under the Securities Act in reliance upon the exemption provided by SEC Rule 504 of Regulation D. In addition, through December 31, 1998, the Corporation sold 4,014,389 shares for an aggregate consideration of $815,799 in cash or services to 21 purchasers. Of these purchasers, three were not U.S. persons. Three were employees, officers or directors of the Corporation. Three were counsel to the Corporation. Five were relatives or friends of officers or the employees of the Corporation. These transactions were effected without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Of the 18 purchasers who were U.S. persons, 14 were accredited investors. Three were sophisticated investors who received corporate information provided by Standard and Poor's as well as financial statements and information available on the Corporation's web site. Each of the recipients of such shares represented that the shares were acquired for investment without a view to distribution. The certificates representing such shares contained appropriate restrictive legends. To date none of such shares have been transferred in transactions in public markets of the United States.

(3) On December 1, 1998, the Corporation issued to the owner of the assets of RomNet, Inc. 300,000 shares of Common Stock and 52,500 shares of its Series F Preferred Stock, in partial consideration for all of the assets of RomNet, Inc. These transactions were effected without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The recipient of the shares was an accredited investor. The recipient of such shares represented that the shares were acquired for investment without a view to distribution. The certificates representing such shares contained appropriate restrictive legends and to date none of such shares have been transferred in transactions in public markets of the United States. Prior to the completion of the transactions, the recipient of the shares performed a thorough due diligence review of the Corporation and received a copy of the Corporation's Form 10-SB filed on October 28, 1998.

(4) Through December 31, 1998, the Corporation sold 580,200 shares for an aggregate consideration of $1,145,400 in cash to 44 purchasers. All of these purchasers were accredited investors. These transactions were effected without registration under the Securities Act in reliance upon the exemption provided by SEC Rule 506 of Regulation D.

         Certain of the stock issuances described in paragraphs (2), (3) and (5) above may not have been in full compliance with the rules and regulations under the Securities Act and applicable state securities laws. On July 31, 1998, the Corporation offered to the purchasers of such stock issuances (other than purchasers who are not U.S. persons) a right to rescind their purchases and receive a full refund of their purchase price, plus interest. No purchaser has elected to rescind. The Corporation acknowledges that it may be subject to regulatory action by federal and state securities regulatory authorities in connection with such sales. However, the highest price per share paid by any purchaser was $0.85, and on March 26, 1999 the average of the closing bid and asked prices in the over-the-counter bulletin board market was $7.125. The Securities Act has a one-year statute of limitations for damages or rescission for unregistered sales of shares for which no exemption from registration was available. The states generally have a comparable one-year statute of limitations and/or a tolling of the statute of limitations by a rescission offer. At the date of this filing the statute of limitations is complete pertaining to these shares.. The Corporation does not believe that it has any material liability to the purchasers in respect to these sales.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

         The current history of the Corporation began on May 3, 1996 with the acquisition of ECAC and DAR. In early 1997, the Board of Directors determined that it was in the Corporation's best interests to concentrate its operations primarily on telecommunications rather than financial services. From such date through December 31, 1998, the Corporation has implemented the following acquisitions and dispositions which have transformed the Corporation's primary operations from financial services to telecommunications. In April 1997, the Corporation sold a substantial portion of ECAC's merchant accounts. In August of 1997, the Corporation acquired Victoria Station to provide for interim cash flow and revenues. In the month of September 1997, the Corporation (i) spun-off DAR through the formation of TimeCast Corporation. On September 28th 1997 Carnegie acquired PTT and Talidan. In January 1998, the Corporation sold all of the stock of ECAC to Ewing Partners Corporation d/b/a Value Partners, Ltd. The Corporation sold ECAC (Europe) to that company's management. The Corporation acquired ACC in the month of February 1998. In November 1998, the Corporation acquired Voice Quest and in December 1998, the Corporation acquired RomNet.

         During fiscal 1997, revenues were contributed principally by ECAC, (accounted for as discontinued operations), Talidan and Victoria Station. For 1998, revenues were contributed principally by Talidan, ACC and Victoria Station.

         As part of the sale of ECAC in January 1998, the Corporation retained 40% of the future profit derived from the servicing of merchants of Franklin Bank of Southfield, Michigan. These revenues are generated from customers who have small to mid-size retail and professional businesses in Michigan. The Corporation and the purchaser of ECAC are in dispute as to the Corporation's share of revenues derived from its retained interest in the accounts of the Franklin Bank. As a result, the Corporation has not received any funds derived from its retained interest and if the dispute is not resolved within a reasonable period of time, the Corporation expects to file suit for an accounting and full payment. There is a third party lawsuit pending against the Company and other parties in connection with the retained interests in the merchant accounts of

Franklin Bank. There can be no assurance that currently due funds on future revenues will be obtained at any time from the Company's interest in the credit card merchant accounts of Franklin Bank. (See "Legal Proceedings.")

         In 1999 the Corporation made the additional acquisition of Paramount. Paramount provides telecommunications services and systems to the hospitality, health care and pay-telephone industries as an outside service provider in the United States, Canada and Mexico. A full description of Paramount set forth under the caption "Business - Subsequent Acquisitions - Paramount." The Company also acquired the assets of RGG, an interconnect company similar to ACC, although with a far smaller scale of operations. RGG has not had material operations to date.

         As a result of the transactions described above, the Corporation became primarily a telecommunications company whose business units are (i) the development and marketing of IVR software, including an automated voice independent systems known as "MAVIS(TM)" and "Personal Operator(TM)"; (ii) the promotion of international telephone traffic through the marketing of information and entertainment services; (iii) The provision of Internet support services, beta testing services and technical support for telephone related computer services (including software and hardware products); (iv) The sale, installation and servicing of business telephones and system solutions; and (v) providing telecommunications services to the hospitality, health care and pay-telephone industries.

         Income is also to be derived from two other sources. The ownership and operation of the Victoria Station Restaurant near Miami, Florida, and a portion of the profit collected by ECAC from the servicing of merchants of Franklin Bank.

         The Corporation believes that MAVIS(TM) and its IVR software products have significant potential for growth. MAVIS(TM) can integrate with virtually any PBX whether currently marketed or already in use. MAVIS(TM) can function in a number of languages. The Corporation intends to initially market MAVIS(TM) in the United States through marketing relationships planned with ALLTEL Supply and through other distributors as well as direct marketing by ACC and CCI. In December 1998, the Corporation entered into a Distributor Agreement designating Tiller International Corporation as the exclusive authorized distributor of MAVIS(TM) in the Eastern Block. The recent acquisition of Paramount is expected to provide the Corporation with capability to market MAVIS(TM) to the hospitality and health care industries, however, there can be no assurance in this regard. PTT has also developed a number of IVR software products. These software products include systems to place orders from suppliers, automate payrolls, register purchases by customers, profile current employees, protect merchandise from theft, make hotel reservations, send greeting card messages and obtain travel information. Voice Quest has also developed IVR software products consisting of a database query and a prescription refill system. IVR software has to date not been a source of material revenue for PTT or the Company. There is no guarantee that future marketing of these products will be a source of material revenue for the Company.

         TALIDAN. Talidan's operations are divided into three segments: "Talidan Print," which was sold in June of 1998, advertises in adult magazines; "Talidan TV," which advertises on late-night Brazilian television; and "Talidan Local," which advertises in the form of a "tag," i.e., an advertisement included in a recorded message heard by a customer calling the telephone numbers advertised by Talidan Print or Talidan TV. Both Talidan Print and Talidan TV advertise the use of long distance telephone service, while Talidan Local advertises the use of local premium telephone service.

         LONG DISTANCE TELEPHONE SERVICE. Talidan's contract with WWT, a Jersey Corporation ("WWT"), provides for the use of the telephone numbers advertised by Talidan Print and Talidan TV for service into various "target countries." When customers call those numbers, they are making a long distance call. WWT negotiates with foreign telephone companies in certain jurisdictions (e.g., Sao Tome, Moldova) to provide telephone traffic to the "target" country in exchange for payments based on the number of calls. WWT obtains phone numbers from the target country, certain of which phone numbers are allocated for use by Talidan Print and Talidan TV. When a customer calls one of such provisioned numbers, WWT pays Talidan an agreed-upon amount per call minute. WWT provides and maintains the system to "terminate" (i.e., complete) the call either by including the recording on the system or by switching the call to a location where a live person is available. WWT also maintains the records used to determine payment. Talidan is responsible for providing the content for the recording, or the person to take the customer's call (referred to as "chat" services), and the advertising content which includes the Talidan numbers. Talidan acts solely in a intermediary context and fulfills its obligations through third parties, none of these parties is an affiliate or related party to the Company.

         The long distance numbers provisioned to Talidan TV are advertised on Brazilian late night television (e.g., after 11:00 p.m.), and the numbers provisioned to Talidan Print are advertised in adult magazines. A customer watches an ad on television or sees it in a magazine, typically depicting an adult-oriented situation, and then is invited to call the number displayed in the magazine ad or on the television screen to hear more. The customer then makes a long distance call to a target country's exchange where either a recording or a live person provides adult-oriented content for the customer to hear. At some point, usually at the end of the recording, the caller is prompted to call a premium rate 0900 number (a local premium call) either to hear a more explicit recording or speak with a live person. About 10% of long distance calls result in local premium calls.

         Talidan TV has an oral agreement with WWT, pursuant to which half of the costs of advertising time purchased by Talidan TV are reimbursed by WWT. In addition, the Company has an oral agreement with Telecom Brazil, a Brazilian company, whereby it pays Telecom Brazil U.S. $7,000 per month in exchange for services related to advertising placement and other management services. Telecom Brazil is managed by Tom Raffel, who personally owns four percent of the common stock of the Company.

         LOCAL PREMIUM TELEPHONE SERVICE. Talidan Local is allocated local premium 0900 numbers (analogous to the "900" number in the U.S.) from Telecom Brazil, which are advertised as a tag included at the end of the recording the customer hears on the long distance call advertised by Talidan Print or Talidan TV. When the customer calls the 0900 number, they are making a local call for which they are charged a premium rate per minute to engage in "chat" with a live person or hear additional, typically more explicit, recordings. When a customer calls one of the numbers provisioned to Talidan Local, Telecom Brazil, pursuant to an oral agreement with Talidan, pays Talidan an agreed-to amount per call minute. As consideration for the tag, part of the money received by Talidan Local is remitted to WWT, or is credited against the amounts due Talidan TV from WWT for shared advertising costs.

         There are approximately 30 regional phone companies operating in Brazil. The national telecom service provider is Embratel, which was state owned prior to its being acquired by MCI/Worldcom on July 2, 1998. When a customer makes a 0900 call on one of the numbers provisioned to Talidan Local, the customer is charged and money is collected by the regional phone company who remits a portion of such funds to Embratel. Embratel then remits a portion of the funds it receives to Telecom Brazil as owner of the number, who remits a portion to Talidan. Talidan then remits (or credits for advertising costs) a portion to WWT.

         ADVERSE CIRCUMSTANCES. Several adverse circumstances negatively impacted Talidan's business in 1998 and 1999: Long distance rates increased between Brazil and Sao Tome in February 1998 from U.S. $.28 to U.S. $.59; social, religious and political pressures to curtail the adult telephone business increased significantly during 1998; and the content of both television advertising and messages heard by a caller were restricted in the fall of 1998. The rate increase and restricted content pressures resulted in a decrease in call volume.

         Moreover, Embratel was having difficulty in collecting funds from regional phone companies, and estimated a $40 million payment imbalance at the time of its privatization resulting in Embratel "temporarily suspending" its payments to Telecom Brazil, and others under existing contracts, after its last payment in August of 1998. In October 1998, a judge in Sao Paolo blocked access to 0900 numbers, so callers could not connect to 0900 services. At that point, it was uncertain whether other Brazilian jurisdictions would follow suit. Although the judge's October 1998 decision was ultimately appealed in the state and federal courts of Brazil, the outcome and timing of such ongoing appeals were and still are difficult to determine. By November 1998, Embratel cancelled its existing contracts and planned to enter into new contracts with the regional phone companies. But in August 1999 some 0900 service providers that accused Embratel of withholding payment sought legal action to force Embratel into bankruptcy. Shortly thereafter, Embratel cancelled contracts it had with approximately 30 such providers, including its contract with Telecom Brazil.

         In addition, while Talidan TV continued to advertise throughout 1998 and the first four months of 1999, amounts spent on ads varied in each month of 1999 and were significantly lower in January and March as the Company attempted to manage the uncertainties facing Talidan's business. Advertising was cancelled in late April 1999 due to lack of response. Although advertising ceased, payments continued to be received through December 1999, albeit at a decreasing rate. Some payments are expected to continue short-term since it is likely that some customers have retained telephone numbers, which are still active, from earlier TV advertisements. In December, 1999, WWT notified Talidan that it was withdrawing the use of Talidan's premium long distance telephone as of January 1, 2000.

         In July of 1999, the Corporation received an unsolicited offer to purchase the stock of Talidan from three shareholders of the Company in exchange for 5,676,750 shares of the Corporations common stock. The ability to complete this transaction is predicated on the Company's shares returning to a trading status. At that time, the Company expects to finish its negotiation and complete the transaction. There is no assurance, at this time, that the Company and the buyer will be able to execute this transaction.

RESULTS OF OPERATIONS

         The results of operations for the fiscal years ended December 31, 1997 and 1998 described herein are based upon the Corporation's restated Consolidated Financial Statements for such years.

         FISCAL YEAR ENDED DECEMBER 31, 1997. The Corporation realized operating revenues in 1997 of $3,245,810. Cost of sales for 1997 were $1,589,925, operating expenses were $3,819,463, interest expense (net of interest income) was $32,583, and there was an income tax benefit of $12,279 resulting in the Corporation realizing a net income from continuing operations of $1,516,118. After income from sale of service contracts of $3,700,000 relating to the sale of ECAC and a loss from the spin-off of TimeCast of $100,330, net income for the year was $1,415,788, or $0.06 per share, diluted.

         The profit and cash flow realized by the sale of the ECAC service contracts provided the funds necessary for the Corporation to pursue acquisitions in the Telecommunications arena per corporate strategy.

         On September 29, 1997, the Company acquired all of the outstanding stock of PTT and Talidan from Tiller Holdings, a broker, for $4,670,000 and $10,006,637, respectively. The consideration was comprised of an aggregated 19,340,000 shares of the Company's Common Stock, valued at $9,670,000; warrants for five million shares, exercisable at 50% of the average market price for the 30 days prior to exercise, valued at $1,250,063; and options for shares valued at $5 million, exercisable at $0.001 per share, with a related put option, valued at $3,756,574. To the best knowledge of the Company, none of the parties are related. The acquisition of Talidan provided the Corporation with access to financial resources to continue the development of MAVIS(TM) and other software owned by PTT. More detailed information regarding the foregoing acquisitions may be found below in Note 3 to the Consolidated Financial Statements under the caption "PTT and Talidan."

         Victoria Station was acquired in 1997 in order to provide cash flow and revenues to the Corporation during the transition of principal operations to the telecommunications industry.

         For the fiscal years ended December 31, 1998 and 1997:

(1) Revenues from external customers for (a) telecommunications was $5,358,377 and $1,216,912, respectively; (b) financial services was none and $5,056,223, respectively; and (c) the restaurant was $1,943,640 and $672,675;

(2) Interest expense for (a) telecommunications was $12,847 and none, respectively; (b) financial services was none and $16,434, respectively; (c) the restaurant was $760 and $3092, respectively; and (d) corporate was $213,474 and $29,891, respectively;

(3) Income tax expense (benefit) for telecommunications, financial services and the restaurant was none and for corporate was $12,279 and ($12,279), respectively;

(4) Depreciation and amortization for (a) telecommunications was $925,229 and $182,425, respectively; (b) financial services was none and $31,929, respectively; (c) the restaurant was $36,844 and $16,627, respectively; and (d) corporate was $31,651 and $17,461, respectively.

(5) Segment profit (loss) before taxes for (a) telecommunications was ($9697011) and ($7,612), respectively; (b) financial services was none and $3,123,989 respectively; (c) the restaurant was $133,950 and $5,312, respectively; and (d) corporate was ($3,733,960) and ($1,617,850), respectively;

(6) Segment assets for (a) telecommunications was $11,644,430 and $17,950,863, respectively; (b) financial services was none and $420,786 respectively; (c) the restaurant was $267,169 and $486,099, respectively; and (d) corporate was $2,244,074 and $961,221, respectively; and

(7) Expenditure for segment assets for (a) telecommunications was $217,974 and $100,000, respectively; (b) financial services was none and $11,012, respectively; (c) the restaurant was none and $18,032, respectively; and (d) corporate was $212,335 and $40,964, respectively;

With respect to the fiscal years ended December 31, 1998 and 1997, the following geographic area data for trade revenues is based on product or service delivery location, and property, plant and equipment is based on principal location;



(1) Revenues from external customers for (a) the United States was $4,057,563 and $5,726,538, respectively; (b) Brazil was $3,204,379 and $1,204,872, respectively; (c) United Kingdom was $40,075 and $14,400 respectively; and (d) none for other foreign countries.

(2) Segment assets for the United Kingdom was $5,790,592 and $18,028,192, respectively; and for the United States, net of intersegment receivables was $7,071,788 and $1,790,777, respectively, and for Brazil was $1,293,293 and none respectively.

         FISCAL YEAR ENDED DECEMBER 31, 1998. The Corporation realized revenues for the year ended December 31, 1998 of $7,302,017. Cost of sales for the year were $2,950,232. Operating expenses were $11,029,785 after impairment expenses, depreciation and amortization, interest expense (net of interest income) was ($2031). The Corporation also realized other income of $681,367; $646,888 of which was a net gain attributable to the Sale of Talidan's Print Media business and the gain on the sale of ECAC, a discontinued operation, net of income taxes of $1,612,195 resulting in the Corporation realizing a net loss of $13,552,640 or ($.30) per share, diluted.

         The Corporation acquired ACC, a distributor of telephone systems to small and medium-size businesses. Additionally, ACC is expected to provide the sales and marketing support for the sale of the MAVIS(TM) system to customers who have existing telephone systems. The revenues of ACC for the period from May 18, 1998 to December 31, 1998 were $[2,015,148]. There were no significant sales of the MAVIS(TM) system during 1998.

         During 1998 management concluded that a segment of Talidan's operations were not consistent with the image that the Corporation wanted to convey. As a result, the rights to certain telephone numbers and promotional materials with respect to Talidan's print media business ("Talidan Print") were sold in exchange for a
Note in the amount of $2,340,000 from Westshire Trading Company, Inc. ("Westshire"). The proceeds received to date from this Note have been used by the Corporation to develop the MAVIS(TM) system for commercialization. In connection with the sale of the business, the Company agreed to release certain consultants of the Company from their covenant not-to-compete with the Company. The Company allocated $640,000 of the selling price to sale of the business and the balance of $1,700,000 was allocated to the release of the covenant not-to-compete. The Company charged $662,049 of purchased goodwill attributable to the original acquisition of this business to operations at the time of sale. In the event of non-payment, the non-compete agreements will become in force again and the Company will have the right to recover the assets sold.

         All payments have not been received on the $2,340,000 Note received from Westshire in consideration for Talidan Print (the "Note"). The terms of the Note require quarterly payments in the amount of $585,000 plus accrued interest (at the rate of 7% per annum) commencing December 22, 1998, with payments applied first to interest and then to principal. Of the amount received to date as set forth below, $110,072 has been applied to accrued interest due. At December 1, 1999, the Note had a remaining principal balance of approximately $1,115,072 plus interest.

Payment                     Date of Payment                        Amount
-------                     ---------------                        ------

1st Quarterly:              October 26, 1998                     $225,000

                            October 30, 1998                       25,000

                            January 27, 1999                      335,000

2nd Quarterly:              March 12, 1999                        750,000
                                                          ----------------
                            Total Received                     $1,335,000

         In October 1998 the Company requested a partial early payment on the Note which was received prior to the December 22, 1998 due date as set forth above. In consideration for such early payment, the Company (a) granted Westshire warrants to acquire 2,000,000 shares of the Company's common stock at a purchase price per share of $1.425, well above the then-market value of $.78 and (b) agreed to extend the due date of the balance of the first payment until January 27, 1999. The balance of the first quarterly payment was made in accordance with the revised terms of the Note. The second quarterly payment, which was due March 22, 1999, was made ten days early and in excess of the required amount. The balance of the third quarterly payment, which was due June 22, 1999, to date has not been made. The Company is in discussion with representatives of Westshire to secure payment.

         Although the Company has no first hand information concerning the current operations of Talidan Print, based upon the Company's knowledge obtained while operating that business, the Company does not believe that there exists a material uncertainty over Westshire's ability to repay the Note. The adverse conditions in Brazil which have had a negative impact on Talidan TV as described above should not have the same effect on Talidan Print since it also operates in Canada, the United States and the UK, which countries have not been subject to such adverse conditions.

         In addition, neither the Company nor Westshire contemplated that payment on the Note would be contingent on successful operations of Talidan Print. In the agreement of sale, Westshire represented the following:

         "Buyer acknowledges that the income derived from the assets will be far below the quarterly payments due to be made by Buyer. Buyer represents that it has sufficient ability to make the payments due pursuant to the Promissory Note on time and is not dependent upon the income it anticipates being generated from these assets."



Moreover, management, always of the belief that Westshire possessed the ability to pay the full amount of the Note through funds independent of the operations of Talidan Print, obtained a letter, from Westshire's bank dated October 6, 1998 stating that Westshire, as a member of a group of companies, had balances with the bank in excess of $6,000,000. The Company's Current Report on Form 8-K filed with the SEC on September 28, 1999 also discusses Westshire. See also 1998 financial statements in Note 4 - Dispositions - Sale of Certain Talidan Assets.

ACQUISITIONS

         In February 1999, the Corporation acquired Paramount, which is expected to continue to provide telecommunications billing and clearing services to the hospitality, health care and pay-telephone industries as an outside service provider in the United States, Mexico and Canada through the sale and service of interfacing equipment for Hotel & Hospital PBX systems. Generally these are the primary systems used by hotels to provide 0+ & 0- telephone-related services. Hotels provide access to credit card calls and third party collect calls to their guests. Paramount collects and provides the data necessary to bill guests for telephone calls and to properly manage 0+ & 0- telecommunications services in the hotel. Paramount also purchases direct collect calls and or provides billing and clearing services for third parties using Paramount's infrastructure and established vender relationships. Paramount's revenues for 1998 were $11,314,649 and its net income for the same period was $646,937. Of 1998 revenues about 1/3 came from purchase of direct collect calls and/or billing and clearing from third parties. Third party business is subject to more attrition than Paramount's other services. The company has an active sales force charged with acquiring new customers for this service, but there can be no assurance that revenues will continue at current levels. In addition, Paramount expects to market MAVIS(TM) to the hospitality and the health care industries.

         Paramount's client base consists of domestic and international hotels, motels, inns, resorts, hospitals, and publicly accessible telephone equipment providers. In March 1999, Paramount signed a three-year contract with First Choice Communications of Texas to provide billing, technical and support services to its hotel clients for 0+ and 0- telephone services. In addition, in April 1999, Paramount entered into a Memorandum of Understanding ("Memorandum") with a subsidiary of BCT.TELUS, a major Canadian telephone company, to provide and receive certain services for its hospitality industry clients in Canada. The Memorandum is subject to the execution of a definitive agreement that is being negotiated. Paramount expects this agreement to be completed in year 2000, however, there can be no assurance in this regard.

         Paramount has 11 full-time employees, of which seven are administration and four are service. Michael Eberle, President, David M. Moody and David Paton, Executive Vice Presidents and Kay Eberle, Secretary (wife of Michael Eberle), each have five year employment agreements with Paramount, that expire on January 1, 2004. Each agreement provides for a $130,000 base salary and a signing bonus of $375,000 plus 12,500 shares of restricted Common Stock of the Corporation. Additionally, each may be entitled to receive additional shares of Common Stock of the Corporation based on Paramount's sales revenues for the two-year period commencing April 1, 1999 and ending March 31, 2001.

         Paramount's competition includes AT&T, MCI Worldcom, and Sprint Corporation, as well as other smaller companies. These larger companies have tremendous national advertising resources with greater name recognition, substantially greater technical, financial and marketing resources, as well as larger customer bases. As technological and regulatory changes occur, Paramount anticipates that new and different competitors will enter marketplace. Paramount believes that by focusing primarily on the hospitality industry, it has created its own market niche. Other companies offering similar services to hotels must divert the phone traffic to an OSP, and the hotel is paid a commission by the OSP. Paramount's systems are located inside the hotel. This allows each hotel to operate as an OSP. This feature provides a greater profit margin to the hotel since the Hotel may establish its own rates with respect to O+ calls. An increase in use of cellular telephones by hotel guests, reducing the number of calls made on the hotel telephones, could have an adverse impact on Paramount's profitability.

         In April 1999 the Company acquired all of the assets of RGG of Rockford, Illinois for the nominal price of $25,000 in cash. RGG installs, supplies and services phone systems in Illinois and southern Wisconsin. Roy Gustafson, a former owner, has agreed to stay on in a consulting capacity for a period of one year. RGG is a distributor of COMDIAL products similar to ACC and is expected to operate as an adjunct to the Company's proposed acquisition of The Phone Stop described herein. In connection with the acquisition, the Company assigned to one of its subsidiaries, American Telecommunications & Computers, Inc., a Maryland corporation, all of such assets and the business of RGG is expected to be conducted by this corporation. RGG has not had material operations to date.

         The Corporation expects to acquire companies in the United States engaged in the sale, installation and servicing of telephone equipment and systems; the provision of technical and Internet support services; the provision of operator service and related products; or marketing relationships with such companies. It is the intention of the Corporation to ultimately own or have marketing relationships with a complex of such companies operating across the United States. The Corporation has currently signed two letters of intent to acquire such companies, however, there is no certainty that the Corporation with respect to either such letter of intent will consummate a purchase. The Corporation believes that such coverage by its own telephony companies will be ideal for the marketing to their customers of PTT's IVR products and the MAVIS(TM) system. In addition the Company expects to market MAVIS(TM) nationally through ALLTEL Supply, Inc. The Corporation expects that it will take a combination of stock and cash to acquire any such companies. The cash requirements are expected to be met by a combination of cash generated by the Corporation's operations, by the private and public sales of stock and by lines of credit. There can be no assurances that the Corporation will obtain such funding or that this strategy will be successful.



WORKING CAPITAL AND LIQUIDITY

         Cash needs of the Company have been met to date by a combination of funds generated from operations, from borrowings, from the sale of assets and from issuances of the Corporation's stock for cash and for services. For 1997, cash flow used in operations was $2,356,734, and proceeds from the sales of stock were $229,541. In 1998 the Corporation had cash flow used in operations of [$7,607,041] and generated $4,282,868 in proceeds from the sale of stock as well as approximately $100,000 from the sale of ECAC's stock. Cash from borrowings amounted to $990,568 and $2,058,078for the years ended December 31, 1997 and December 31, 1998, respectively.


         In addition, during 1998 and 1997, the Corporation issued 2,179,268 and 2,290,145 shares of the Company's Common Stock at a value of $922,732 and $602,192, respectively as compensation for services rendered by various consultants, attorneys, and others.

         The Corporation has made up for the loss of income from ECAC by the acquisition of other income producing assets for stock, deferred cash payments and/or relatively small amounts of upfront cash when making corporate acquisitions. PTT and Talidan were acquired for stock with no cash used in the purchases. ACC was acquired for a $1,000,000 note payable over five years and stock convertible to common stock. Voice Quest was acquired for a $102,084 note payable over three years and stock. RomNet was acquired for stock and the assumption of debt obligations up to $577,890. Victoria Station was acquired for cash in the amount of $140,000, a note payable of $185,000, and stock. Paramount was acquired for stock. However, the stockholder-employees of Paramount were paid $1,500,000 in the aggregate as bonuses for entering into employment agreements in connection with the acquisition of Paramount.

         Commencing in the second quarter of 1999 the Corporation incurred unanticipated expenses in connection with the resolution of the SEC's accounting comments, the cessation of trading, and shareholders' suits which in the aggregate are estimated to be $1,500,000. Although the Company believes that the basis for the shareholder suits are without merit and intends to vigorously defend itself against them, the outcome of such suits are uncertain at this time. In addition, the Company is involved in certain other legal proceedings none of which the Company believes will have a material adverse effect on the Company, however there can be no assurance in this regard.

         The Corporation has not yet achieved any significant level of sales of the MAVIS(TM) system. The Corporation has not reached the level of revenues that were expected subsequent to December 31, 1998. The Corporation has expended resources for the further enhancement of MAVIS(TM). PTT has significantly increased the capabilities of the voice mail component of the system. With these enhancements the Corporation expects to realize increased interest in and sales of the MAVIS(TM) system in the first quarter of year 2000 and thereafter, however there can be no assurance in this regard.

         During 1999 the Company has expended available cash resources on (1) the operating requirements of the Corporation and its subsidiaries, (2) the payment of signing bonuses related to the Paramount Employment Agreements, and
(3) the repayment of short term borrowings.

         The Corporation's plans for 2000 include additional acquisitions of companies engaged in the sale, installation and servicing of telephone systems and equipment. The provision of technical and Internet support services or the provision of operator service and related products in other areas of the United States. If such acquisitions require substantial amounts of cash the Corporation intends to issue additional stock or incur additional debt. The ongoing activities of the Corporation, including those extraordinary in nature, may require funding in excess of the resources that will be available through operations. The Corporation believes, that if the Common Stock resumes trading on AMEX, or another stock exchange or quotation system, the Company expects that it may be able to generate such additional capital, however, there can be no assurance in this regard. If acquisitions are funded utilizing bank debt it is likely that such debt would be secured with the assets of the company to be acquired but may require additional security through other assets of the Corporation. There can be no assurance that any such financing will be available on terms favorable to the Company, or at all.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

         The term "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and passed. Historically computer hard ware and software allowed only two digits to identify the year and date. This may indicate the devise will fail to distinguish dates in the "2000's" from dates in the "1900's" after December 31, 1999.

         The Company believes that its software is certified and fully Year 2000 compliant. The Company has done recent modification of existing software and conversion to new software and/or computer systems. The Company has also conducted an internal review of all internal computer systems and has contacted all software suppliers to determine if major areas of exposure to the Year 2000 Issues exist. The Corporation believes that any Year 2000 Issues which may arise will not be significant and further believe that should any arise, they can reasonably be expected to be remedied without adverse material effects through the Corporation's internal technology capability. Notwithstanding the foregoing, it is possible that the Corporation may experience serious unanticipated negative consequences and/or material costs incurred by undetected errors or defects in the technology used in the Corporation's internal systems. These are composed predominately of third party software and hardware. As a result, the Corporation could experience a temporary inability to process transactions, send invoices, or engage in normal business activities. In such event, the Company plans the use of manual processing, computer software alternatives and a program to provide billing services through alternate vendors. Any such problems, however, could have a temporary adverse effect on the Corporation's business.

         The Corporation has contacted most of its vendors, suppliers and significant customers to determine that their operation, products and services are Year 2000 compliant. The Company has monitored their progress toward Year 2000 compliance. Most of the parties state that they intend to be Year 2000 compliant. Although some of the vendors and the suppliers may not be Year 2000 compliant, the Corporation believes that such failure would not have a major impact on the Corporation. The Company expects to rely primarily on its own proprietary software. The Corporation acknowledges that some of its customers may not be Year 2000 compliant and may therefore have cash flow problems resulting in a potential credit risk for the Corporation although the Corporation has no actual knowledge of any such risk at the present time.

FORWARD LOOKING STATEMENTS

         This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements are included herein following Item 13 of this Annual Report on Form 10-KSB commencing on page F-1.

         The 1997 and 1998 audited Consolidated Financial Statements of the Corporation have been restated. See "Note B to the Financial Statements" for a full description of all adjustments to the Financial Statements made as a result of the restatements.

         The effect of the 1997 restatement occurred as operating expenses increased from $3,592,270 to $3,819,463 and the provision for income taxes decreased from $50,867 to ($12,279) resulting in net income per share of $.06. Additionally, the restatement resulted in an increase in the assets of the Corporation from $8,837,333 to $19,818,969. Liabilities increased from $4,218,332 to $6,978,232. Stockholders equity increased from $4,619,001 to $12,840.737.

         The effect of the 1998 restatement on total revenues, net income and net income per share reduced revenues from $11,657,223 to $7,302,017.. Net Income was reduced from $2,660,927 to a loss of ($13,564,919). Net income per share from $.06 to a loss of ($.30). Additionally these restatements resulted in a decrease in assets from $29,169,302 to $14,155,673 and an increase in liabilities from $4,622,316 to $5,222,932 Stockholders equity altered from $24,546,966 to $8,932,741.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 21, 1999, the Company replaced its certifying accountant, Grant Thornton. The decision to replace Grant Thornton was approved by the Company's Board of Directors. Grant Thornton was notified of the Company's decision on September 23, 1999.

         The Company has engaged Merdinger, Fruchter, Rosen & Corso, P.C. as its certifying accountant as of September 22, 1999 for the Company's fiscal year ending December 31, 1999. Merdinger, Fruchter, Rosen & Corso, P.C. previously audited the December 31, 1998 and 1997 financial statements of Paramount International Telecommunications, Inc., a wholly-owned subsidiary of the Company. The Company has not consulted Merdinger, Fruchter, Rosen & Corso, P.C. previously.

         Grant Thornton was engaged by the Company in January 1998, as the Company's certifying accountant, and previously issued reports concerning the Company's financial statements for 1997 and 1998. Grant Thornton's report on the Company's financial statements for each of those years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and subsequent interim periods until after the effective date of dismissal, the Company did not have any disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         The Company's report on Form 8-K dated September 21, 1999 and filed with the SEC on September 28, 1999, discusses in detail the Company's views with regard to Grant Thornton's termination, which is incorporated herein by reference thereto. Grant Thornton's responses to such discussion are set forth on Forms 8-K/A filed with the SEC on October 13, 1999 and on October 25, 1999, respectively, which are incorporated herein by reference thereto. The Company's rebuttals to Grant Thornton's statements are set forth in Exhibit 99.1, attached hereto.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following is a listing of the directors and executive officers of the Corporation as of December 1, 1999, their ages and positions with the Corporation.
                                       42

Name                      Age(1)          Position(2)
----                      ------          -----------

E. David Gable(3)          50             Chairman of the Board of Directors
Lowell Farkas(4)           59             Director, President and Chief
                                          Executive Officer
Barry N. Hunt              51             Director
Michael Eberle(5)          53             Executive Vice President
Michael R. Faulks          45             Vice President
Lawrence Gable(3)          54             Vice President
Richard J. Greene, CPA(6)  61             Vice President, Corporate Secretary
                                          and Acting Chief Financial Officer
Anthony Redfern            41             Vice President
Adnan Khan(7)              30             Director
Allan Jay Kovitz(8)        57             Director
Walt Nawrocki(9)           54             Director
-----------------------------
(1)      As of November 30, 1999.
(2) Each Director holds office for one year and until his successor has been duly elected and qualified.
(3) E. David Gable and Lawrence Gable are brothers. E. David Gable also serves as a member of the Company's Office of the Chief Operating Officer.
(4) Pursuant to Lowell Farkas' employment agreement with the Corporation, he is entitled to be a Director so long as he is the President. Mr. Farkas also serves as a member of the Company's Office of the Chief Operating Officer.
(5) Pursuant to terms of the Paramount Acquisition Agreement, Mr. Eberle is entitled to a seat on the Board of Directors but has not yet exercised such right. Mr. Eberle also serves as a member of the Company's Office of the Chief Operating Officer.
(6) Effective February 15, 1999, Richard J. Greene became the Secretary of the Corporation. (7) As of October 21, 1999.
(8)      As of November 16, 1999.
(9)      As of November 16, 1999.

BIOGRAPHICAL DATA OF DIRECTORS AND EXECUTIVE OFFICERS

         E. DAVID GABLE. Mr. Gable serves as Chairman of the Board of Directors and as a member of the Company's Office of the Chief Operating Officer. He served as Chief Operating Officer from May 1997 to March 16, 1999. He was elected Chairman in September 1996. From September 1996 through May 1997, Mr. Gable also served as the Acting President and Chief Executive Officer of the Corporation. From 1988 to 1993, he served in various capacities including Dealer Principal of All Star Dodge and All Star Chevrolet Buick and President of the All Star Automotive Group consisting of fourteen automobile dealerships located throughout Maryland, Virginia, West Virginia and Pennsylvania.

         LOWELL FARKAS. Mr. Farkas serves as the President and Chief Executive Officer of the Corporation and as a Director. Mr. Farkas served as a part-time consultant to the Corporation from October 1996 until May 1997. He was appointed a Director and President and CEO in May 1997 and continues to serve in these positions as well as serving as a member of the Company's Office of the Chief Operating Officer. Prior to joining the Corporation, Mr. Farkas served as President and CEO of Mad Martha's Ice Cream, Inc. from 1995 to 1996. From 1992 to 1995, Mr. Farkas was a management consultant on a full-time basis to A.S. Management Corporation which operate restaurants on the east coast. Mr. Farkas has also served as the President, Chief Executive Officer and a member of the Board of Directors of Victoria Station Acquisition Corporation and the Executive Vice President and Chief Operating Officer of The Horn & Hardart Company.

         ANTONY D. REDFERN. Mr. Redfern has served as a Vice President of the Corporation since October 1977. Mr. Redfern is a consultant to Talidan. Mr. Redfern has been working in telecommunications and voice computer technology since 1990 when he joined Legion, Ltd. as its international business development director until June 1996. While at Legion, Ltd., he was responsible for establishing successful telecommunication businesses in Portugal, Brazil, Sao Tome, and South Africa. From June 1996 to September 1997, Mr. Redfern was a consultant to various companies. Mr. Redfern has a mechanical engineering background and has worked on design projects in Europe and the Middle East.

         BARRY N. HUNT. Mr. Hunt has served as a Director of the Corporation since October 1998. Mr. Hunt also serves as the President of ACC. He is the co-founder of ACC and has served as its President since 1979.

         ADNAN KHAN. Mr. Khan has served as a Director of the Corporation and as a member of its audit Committee since October 1999. He is the owner of IQ Systems of Laurel, Maryland, which provides corporate technology and information solutions in the Baltimore/Washington area, and is one of the top beta sites for new Microsoft business solutions software. IQ Systems, supplies Carnegie with hardware for its MAVIS(TM) system, along with software support. Mr. Khan has a dual MBA in finance and computer science from Georgetown University and is a Microsoft(R) Certified Systems Engineer.

         WALT NAWROCKI. Mr. Nawrocki has served as a Director of the Corporation and a member of its audit committee since November 1999. In November, 1999 he was named CEO of Intraco Systems, Inc. (OTC BB: INSY - news), of Boca Raton, Florida, which specializes in convergence of voice and data technologies for business. Prior to that time he was President, CEO and Director of Registry Magic for 3 years prior after leaving IBM for many years holding various positions including manager for Worldwide Product Development and Business Management. Mr. Nawrocki has received numerous Computer Telephony industry awards.

         ALLAN JAY KOVITZ. Mr. Kovitz has served as a Director of the Corporation and a member of its audit committee since November 1999. He is the owner and principal of Allan Jay Kovitz, Certified Public Accountant, with offices in Islandia, New York, and Hartford, Connecticut, specializing in taxation, tax audit representation, and business consulting.

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

         MICHAEL R. FAULKS. Mr. Faulks has served as a Vice President of the Corporation since

October 1998. Mr. Faulks is the creator of the MAVIS(TM) system and serves as Technical Director of PTT. Mr. Faulks is a member of the Board of Directors of PTT. As Technical Director, Mr. Faulks is involved in the design and creation of Voice Response Services and manages a software development team. From 1990 to 1993, he served as the Managing Director of Software Marketing Corporation Limited, a software development company in the United Kingdom. In 1992, Mr. Faulks also became the Technical Director of CFS (Distribution) Limited, the distributor for Software Marketing Corporation Limited.

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

         RICHARD J. GREENE. Mr. Greene has served as Vice President and Corporate Secretary of the Corporation since February 15, 1999 and has served as Acting Chief Financial Officer since September 11, 1999. He served as Chief Financial Officer and Treasurer of the Corporation from September 1998 until February 1999. He has been a certified public accountant since 1960 and has operated his own accounting and business consulting firm since 1986.

CHANGES IN DIRECTORS AND MANAGEMENT DURING 1999

DIRECTORS

         On September 24, 1999 the Company received letters of resignation from Directors Stuart L. Agranoff and from Richard Cohen. These letters cited personal reasons for leaving and to the knowledge of the Company these Directors had no controversy with the Company. Each of Messrs. Agranoff and Cohen stated to the Company that commitments to the Company during the trading halt had required far more time than originally anticipated at the date they assumed their positions with the Company. The Company maintains good relationships with both Richard Cohen and Stuart Agranoff.

         Adnan Kahn became a member of the Board on October 21, 1999 and Allan Jay Kovitz and Walt Nawrocki became members of the Board on November 16, 1999. Messrs. Khan, Kovitz and Nawrocki are the members of the audit committee.




OFFICERS

         The following changes occurred between January 1, 1999 and November 1, 1999:

         David Pearl resigned as Corporate Secretary as of January 22, 1999 to pursue other opportunities.

         Bennett Goldstein joined the Company on February 16, 1999 as executive Vice President and Chief Financial Officer. Prior to joining the Company Mr. Goldstein was a partner at Grant Thornton LLP and the Audit Partner responsible for the 1997 restated 1996 audit of the Company. On September 10, 1999 Mr. Goldstein left full-time employment with the Company under mutually agreed terms. Pursuant to such agreement, which was signed on September 30, 1999, Mr. Goldstein is required to provide consulting services to the Company for six months ending March 10, 2000. Mr. Goldstein has pursued another employment opportunity since leaving the Company.

         B. Chris Schwartz joined the Company as Chief Operating Officer on March 16, 1999. Mr. Schwartz resigned on September 24, 1999 because the Company and Mr. Schwartz could not come to terms on an employment agreement.

         Michael Eberle became Executive Vice President in September 1999 and was appointed as a member of the Company's newly constituted Office of the Chief Operating Officer. He will serve in that role until the Company fills the position of COO. Mr. Eberle is President of Paramount.

COMPLIANCE WITH SECTION 16(A)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and persons who own more than ten percent of the Corporations outstanding Common Stock to file reports with the Securities and Exchange Commission (the "SEC"). These reports include initial ownership and changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Corporation with copies of all such reports when filed.

         To the Corporation's knowledge, based solely on review of such reports, furnished to the Corporation (with written representations that no other reports were required), all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period relating to this form 10-KSB except that the following directors and executive officers have inadvertently not filed a Form 3: E. David Gable, Lowell Farkas, Barry Hunt, Adnan Khan, Allan Jay Kovitz, Walt Nawrocki, Michael Eberle, Michael Faulks, and Richard Greene. The following directors and executive officers have inadvertently not filed a Form 5: E. David Gable, Lowell Farkas, Barry Hunt and Michael Faulks.



ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning compensation of the Corporation's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December 1998, 1997 and 1996:


                                     ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                   ---------------------                      -----------------------
                                                         OTHER ANNUAL     RESTRICTED     SECURITIES UNDERLYING     ALL OTHER
NAME                  YEAR    SALARY         BONUS       COMPENSATION    STOCK AWARDS        OPTIONS/SARS         COMPENSATION
----                  ----    ------         -----       ------------    ------------        ------------         ------------
E. David Gable       1998     200,000          --            --           500,000 (1)         1,000,000                --
                     1997     225,000          --            --                --                    --                --
                     1996     100,000          --            --                --                    --                --
Lowell Farkas        1998     150,000          --            --           300,000 (1)                --                --
                     1997     125,000          --            --              25,000             900,000                --
Anthony Redfern      1998     115,000 (2)      --            --                --                    --                --
                     1997          --          --            --                --                    --                --
Michael R. Faulks    1998     120,000 (3)      --            --                --                    --                --
                     1997          --          --            --                --                    --                --

(1) All of such shares were issued pursuant to grant of discretionary bonuses by the Company's Board of Directors, with respect to performance of the Company during fiscal 1997. The SEC, in reviewing the Company's Form 10-SB, questioned in writing to the Company's attorney on March 29, 1999 the discounted value on 1997 Company acquisitions. As a result, until such issues were resolved, Company management voluntarily elected to return all of such shares to the Company without further consideration.

(2) Mr. Redfern received this compensation from Talidan pursuant to a services agreement.

(3) This amount reflects conversion of(pound)75,000 received by Mr. Faulks at an estimated exchange rate of $1.60.


The Chairman and President of the Company have agreed to defer a substantial portion of their respective salaries and expense reimbursements during 1999. The Company has undertaken to pay these deferred salaries and expenses in the form of cash and/or stock to be negotiated in amounts as yet to be determined.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning the grant of stock options to the Corporation's executive officers in 1998.

                                                   PERCENT OF TOTAL
                          NUMBER OF SECURITIES      OPTIONS/SARS
                               UNDERLYING            GRANTED TO
                          OPTIONS/SARS GRANTED      EMPLOYEES IN      EXERCISE OR
                                  (#)                FISCAL YEAR       BASE PRICE       EXPIRATION
  NAME                                                                   ($/SH)            DATE

  E. David Gable                1,000,000                80%              $0.45          12/31/99

                              EMPLOYMENT AGREEMENTS

         LOWELL FARKAS. Mr. Farkas entered into an employment agreement with the Company (the "Farkas Agreement") effective May 15, 1997 at an annual salary of $100,000. His salary increases to $125,000 in the second year, $150,000 in the third year, and $200,000 for the remainder of the term. The agreement terminates on August 30, 2003 and is renewable for additional one year terms except upon notice of termination 90 days prior to the end of the then-current term. As additional compensation, Mr. Farkas will be paid a discretionary performance bonus annually, based upon the net profits of the Corporation for each year. Mr. Farkas also received non-qualified stock options to purchase 400,000 shares of Common Stock at $0.50 per share, the bid price on the date of the Farkas Agreement. If the Corporation successfully completes a public offering of 5,000,000 shares of the Corporation's stock that raises at least $5,000,000 or achieves a net profit of $1,000,000 in any fiscal year, Mr. Farkas will receive options to purchase an additional 500,000 shares of Common Stock at $0.10 per share. Mr. Farkas is to be reimbursed for the cost of leasing and operating an automobile for business purposes. Upon termination of his employment with the Corporation, Mr. Farkas has an option to acquire the rights and title to Victoria Station restaurant at the same purchase price paid by the Corporation. The depreciated value of improvements made after the acquisition will be added.

         E. DAVID GABLE. Mr. Gable entered into an employment agreement with the Corporation effective April 8, 1998 at an annual salary of $200,000. The agreement will terminate on April 7, 2003 and is renewable on the same terms unless the Corporation gives notice of termination 90 days prior to the end of the then-current term. As additional compensation, Mr. Gable will be paid a discretionary performance bonus annually, based upon the net profits of the Corporation each year. Mr. Gable received stock options to purchase 1,000,000 shares of Common Stock of the Corporation at $0.45 per share that vest when the Corporation has a consolidated pre-tax net income of at least $1,000,000 in two consecutive quarters. These options were originally to be exercised no later than December 31, 1999 however, the Board of Directors has determined to extend such exercise period for an additional two years. In addition, if the Corporation successfully completes a public offering of 5,000,000 shares of the Corporation's stock or raises at least $5,000,000 in the Offering, Mr. Gable will receive options to purchase an additional 500,000 shares of Common Stock at $0.10 per share. In the event the Corporation terminates the Gable Agreement for its convenience prior to the expiration thereof, the Corporation will provide Mr. Gable with written notice of 90 days prior to the termination date and compensation in an amount equal to five years of salary per the Gable Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table reflects the beneficial ownership of the Corporation's Common Stock as of November 30, 1999. The table includes directors, executive officers, each person known to Management of the Corporation to own beneficially, directly or indirectly, more than 5% of the Corporation's Common Stock. All directors and executive officers as a group are included. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of all executive officers and directors is the principal office of the Corporation.

5% BENEFICIAL OWNERS                                    NUMBER OF SHARES                PERCENT OF CLASS
--------------------                                    ----------------                ----------------
The Greater Metropolitan Corporation (1)                3,133,874                               5.22%
333 7th Avenue
New York, NY 10001

(1) Leonard Mezi is the sole stockholder of The Greater Metropolitan Corporation and controls the corporation.

 EXECUTIVE OFFICERS AND DIRECTORS         NUMBER OF SHARES    PERCENT OF CLASS
 E. David Gable (1) (2) (3)                    [1,253,100]             2.05%
 Lowell Farkas (3)                                925,000               1.52
 Michael Eberle                                 2,807,000               4.68
 Richard J. Greene (3)                            [38,058]               .06
 Michael R. Faulks                                370,370                .62
 Barry N. Hunt (4)                                   7,385               .01
 Adnan Khan                                              0                 0%
 Walt Nawrocki                                           0                 0%
 Allan Kovitz                                         1000                 0%
 All directors and executive officers            5,402,213               9.0%
 as a group (9 persons)

(1) Includes shares of Common Stock that the above individuals have a right to acquire within 60 days pursuant to the exercise of options. Such shares are deemed outstanding for the purpose of computing the percentage ownership of such individuals, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Includes 248,000 shares issued to Mr. Gable in exchange for shares of stock in DAR Products Corporation and for services rendered in connection with the Exchange Agreement with Grandname Limited.

(3) Messrs. Gable, Farkas and Greene were issued 500,000, 300,000 and 175,000 bonus shares of Common Stock, respectively, in 1998 based on 1997 net income. All of such shares were issued pursuant to grant of discretionary bonuses by the Company's Board of Directors, with respect to performance of the Company during fiscal 1997. The shares were returned to the status of authorized but unissued shares.

(4) Includes shares owned with his wife as tenants by the entirety. Does not include 200,000 shares of Series A Preferred Stock convertible into 2,000,000 shares of Common Stock on May 18, 2000 or earlier, at any time into Common Stock valued at $2,000,000 based on its then market value. Since market value of the Company's Common Stock has been in excess of $1.00, the conversion right is not likely to be exercised within 60 days.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1998, E. David Gable, the Corporation's Chairman, served as director of DAR (See "Corporate History"). Mr. Gable resigned from DAR in December 1998.

         On June 25, 1999, American Champion Entertainment, Inc. a Delaware corporation ("American Champion") loaned the Company $250,000, with an origination fee of $25,000, fixed interest of $25,000 and warrants to purchase the Company's Common Stock at an exercise price of $3.50 per share. E. David Gable, the Corporation's Chairman, serves as a director of American Champion. The American Champion loan is due December 31, 1999 and is secured by an option to purchase 100% of the stock of RomNet, exercisable in the event of default of such loan, at a price equal to two times gross sales for the 12 months prior to the date such option is exercised, less any unpaid principal and/or loan fees or interest on the loan. The Company entered into such loan agreement at arms-length and the Board of Directors of the Company approved the transaction as being in the best interest of the Corporation with particular reference to the Company's financial condition and the lack of reasonable alternative sources of financing. The Company has requested an extension of the payment terms of such loan with conversion of the interest and origination fee to Common Stock of the Company. The Company does not believe default on this loan would cause any material adverse effect on the Company's financial condition.

         TimeCast spun off DAR in December 1998. The Corporation had made loans to DAR in the amount of approximately $57,000 to fund its operations since the Corporation acquired all of DAR's assets and outstanding shares in May 1996. The Corporation does not intend to make any further advances to DAR.

         The Corporation made loans to certain of its officers and directors from time to time which were non-interest bearing and did not have a specified repayment date. The Corporation determines whether it will make a loan, attach any conditions or obligations to the loan, or what the repayment obligations will be on a case by case basis. Typically, the loans are made at the discretion of the executive officers. In the event of a large loan prior approval will be sought from the Board of Directors. The loans are made to help the Corporation's officers, directors and employees in time of personal need and the Company believes that all wages may not be to industry standards. The highest loans made during the last three years were $116,500 to E. David Gable, $175,000 to Scott Caruthers, a former Director of the Corporation, and $46,664 to David Pearl, former Secretary to the Corporation. To date, all loans have been paid back to the Corporation. In the event of termination of employment, either voluntary or involuntary, any loans made to such officers must be repaid at the time of such termination.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

EXHIBITS

         The exhibits filed as a part of the Annual Report on Form 10-KSB/A are listed in the "Index of Exhibits" on the page following the signature page hereof.

REPORTS ON FORM 8-K.

No Reports on Form 8-K were filed during the fiscal year ended December 31, 1998. The following Reports on Form 8-K have been filed through December 1, 1999.

Report on Form 8-K as filed with the SEC on May 24, 1999 in connection with the acquisition of Paramount.

Report on Form 8-K as filed with the SEC on September 28, 1999 in connection with the acquisition of certain assets of Talidan by Westshire.

Report on Form 8-K/A as filed with the SEC on October 13, 1999 in connection with the change in the Company's certifying accountant.

Report on Form 8-K/A as filed with the SEC on October 22, 1999 in connection with a letter from Grant Thornton LLP to the SEC dated October 15, 1999.

Report on Form 8-K/A as filed with the SEC on October 25, 1999 in connection with a letter from Grant Thornton LLP to the SEC dated October 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            CARNEGIE INTERNATIONAL CORPORATION


Date:  January 25, 2000                     By: /s/  LOWELL FARKAS
                                                ____________________
                                                Lowell Farkas
                                                President and Chief Executive
                                                  Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                                              Date
---------                                  -----                                              ----

/s/  E. DAVID GABLE                        Chairman of the Board and Director                 January 25, 2000
--------------------------------------
E. David Gable

                                           President, Chief Executive Officer and             January 25, 2000
/s/  LOWELL FARKAS                         Director
--------------------------------------
Lowell Farkas

/s/  BARRY N. HUNT                         Director                                           January 25, 2000
--------------------------------------
Barry N. Hunt
                                                                                              January 25, 2000
                                           Director
--------------------------------------
Adnan Khan

/s/  WALT NAWROCKI                         Director                                           January 25, 2000
--------------------------------------
Walt Nawrocki

/s/  ALLAN JAY KOVITZ                      Director                                           January 25, 2000
--------------------------------------
Allan Jay Kovitz

                                           Vice  President,  Corporate  Secretary  and        January 25, 2000
/s/  RICHARD GREENE                        Acting Chief Financial Officer
--------------------------------------
Richard Greene


                                INDEX OF EXHIBITS

Exhibit No.       Exhibit Description
-----------       --------------------

3.1 Articles of Incorporation, as amended, (filed as Exhibit 3.1 to the Corporation's form 10-KSB, filed with the Commission on April 27, 1999 and incorporated by reference herein).

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

10.3              Employment Agreement between the Corporation and Bennett H.
                  Goldstein, (filed as Exhibit 10.3 to the Corporation's form 10-KSB, filed with the Commission on April 27, 1999 and incorporated by reference herein).

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

10.20 Asset Purchase Agreement between the Corporation and the J-Net Group, Inc. (filed as Exhibit 10.20 to Amendment Number 1 of the Corporation's Form 10-SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

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

10.24 Acquisition Agreement between the Corporation and Paramount International Telecommunications, Inc., (filed as Exhibit
                  10.24 to the Corporation's form 10-KSB, filed with the Commission on April 27, 1999 and incorporated by reference herein.)

10.25 Employment Agreement between Paramount International Telecommunications, Inc. and Michael Eberle, (filed as Exhibit
                  10.25 to the Corporation's form 10-KSB, filed with the Commission on April 27, 1999 and incorporated by reference herein.)

10.26             Agreement of Sale by and between Talidan Limited and Westshire
                  Trading, Inc.

10.27 Agreement between the Corporation and Bristol Capital, LLC dated February 27, 1997 in connection with payment of a finders fee.

10.28 Termination and Consulting Agreement between the Corporation and Bennett H, Goldstein dated September 30, 1999.

10.29 Loan Agreement between Carnegie and American Champion Entertainment dated June 25, 1999.

10.30             Letter of Intent between the Corporation and R.G.G.
                  Communications, Inc. dated April 1, 1999.

10.31 Sublease of The Phone Stop dated May 14, 1999 and underlying Lease as amended, between American Telecommunications & Computer Inc. and Korman/Lederer Management Co. dated May 13, 1999.

10.32 Lease Agreement between The Equitable Life Assurance Society of the United States and the Harbour Financial Mortgage Corporation t/a New America

                  Financial.

10.33 Lease Termination Agreement between the Corporation and Centre 1000 Limited Partnership dated as of October 1, 1999.

10.34 Services Agreement between Anthony Redfern and Talidan dated as of September 1, 1997.

16.1 Company Statement on change of Certifying Accountant, filed as an Exhibit to Form 8-K on September 28, 1999 and incorporated herein by reference thereto.

16.2 Letter on change of Certifying Accountant, filed as Exhibit 16 to Form 8-K/A filed on October 13, 1999 and incorporated herein by reference thereto.

16.3 Letter on change of Certifying Accountant, filed as Exhibit 16 to Form 8-K/A filed on October 22, 1999 and incorporated herein by reference thereto.

16.4 Letter on change of Certifying Accountant, filed as Exhibit 16 to Form 8-K/A filed on October 25, 1999 and incorporated herein by reference thereto.

21.1 Subsidiaries of the Registrant, (filed as Exhibit 21.1 to the Corporation's form 10-KSB, filed with the Commission on April 27, 1999 and incorporated by reference herein.)

27.1              Financial Data Schedule is filed electronically herewith. via
                  EDGAR.

99.1 Company Public Statement, dated October 23, 1999, responding to allegations of Grant Thornton LLP.

99.2              Resignation Letter of Director Richard M. Cohen, dated
                  September 24, 1999

99.3              Resignation Letter of Director Stuart Agranoff, dated
                  September, 1999.

99.4 Stipulation filed with the United District Court for the Northern District of Maryland on September 14, 1999 with respect to G. William Higbee in connection with Carnegie v. Kelley Allen, Ark Capital Inc., Indianhead and G. William Higbee.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997






                                 C O N T E N T S


                                                                       PAGE


INDEPENDENT AUDITORS' REPORT                                              F-1


CONSOLIDATED BALANCE SHEETS                                        F-2 - F- 3


CONSOLIDATED STATEMENTS OF OPERATIONS                               F-4 - F-5


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                    F-6


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                            F-7


CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-8 - F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-10 - F-49

                          INDEPENDENT AUDITORS' REPORT



TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
CARNEGIE INTERNATIONAL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Carnegie International Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The consolidated financial statements of Carnegie International Corporation and Subsidiaries as of December 31, 1997 were audited by other auditors whose report dated July 29, 1998, restated on April 22, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carnegie International Corporation and Subsidiaries as of December 31, 1998, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



                                            MERDINGER, FRUCHTER, ROSEN & CORSO
                                            Certified Public Accountants

New York, New York
December 14, 1999

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                        ------------
                                                                 1998               1997
CURRENT ASSETS                                                   ----               ----
   Cash and cash equivalents                                  $   837,649        $    226,422
   Restricted cash                                                      -             400,000
   Accounts receivable, net of allowance for
     doubtful accounts of $48,000 and $0                          699,688             761,464
   Due from former subsidiaries                                 1,568,937                   -
   Loans receivable                                             1,058,224              10,200
   Inventory                                                      145,128              32,575
   Prepaid expenses                                                56,589              24,620
   Refundable income taxes                                              -              12,279
                                                                ---------           ---------
         Total current assets                                   4,366,215           1,467,560


PROPERTY AND EQUIPMENT, less
  accumulated depreciation and amortization of
  $162,506 and $102,042                                           901,423             471,114


SOFTWARE DEVELOPMENT COSTS, less accumulated
  amortization of $156,263 and $0                               5,671,174           6,664,953


OTHER ASSETS
   Intangibles, less accumulated amortization of
    $193,249 and $190,797                                       3,114,119          10,805,094
   Due from related parties                                        51,986             301,201
   Security deposits and other assets                              50,756             109,047
                                                             ------------        ------------
     TOTAL ASSETS                                            $ 14,155,673        $ 19,818,969
                                                             ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                                -------------
                                                                                         1998               1997
LIABILITIES AND STOCKHOLDERS' EQUITY                                               --------------       -------------
CURRENT LIABILITIES
   Notes payable                                                                   $      206,951       $     623,268
   Current maturities of long-term debt                                                 1,203,675             969,714
   Current maturities of notes payable to stockholders and affiliates                     259,898             185,000
   Accounts payable and accrued expenses                                                2,596,448           1,274,064
   Deferred revenue                                                                        75,043                   -
                                                                                    -------------       -------------
     Total current liabilities                                                          4,342,015           3,052,046


LONG-TERM LIABILITIES
   Long-term debt, less current maturities                                                277,487             169,612
   Long-term debt to stockholders and affiliates                                          603,430                   -
   Put option obligation                                                                        -           3,756,574
                                                                                    -------------       -------------
       TOTAL LIABILITIES                                                                5,222,932           6,978,232
                                                                                    -------------       -------------

COMMITMENTS AND CONTINGENCIES                                                                   -                   -

STOCKHOLDERS' EQUITY
   Convertible preferred stock, Series A, B, E and F, $1 par value; 40,000,000 authorized shares; 274,100 issued at December 31, 1998,
     none issued at December 31, 1997                                                     274,100                   -
   Common stock, no par with a stated value of $0.01;
     110,000,000 shares authorized; 55,796,154 issued
      and 53,018,135 outstanding at December 31, 1998
      and 38,835,486 issued and outstanding at
      December 31, 1997                                                                   557,961             388,355
   Additional paid-in capital                                                          23,949,926          14,732,345
   Accumulated deficit                                                                (14,563,882)        (   998,963)
   Foreign currency translation adjustment                                            (     4,364)                  -
                                                                                 ---------------- -------------------
                                                                                       10,213,741          14,121,737
   Less treasury stock at cost (2,778,019 shares)                                     ( 1,281,000)        ( 1,281,000)
                                                                                    -------------       -------------
                                                                                        8,932,741          12,840,737
                                                                                   --------------       -------------
                                                                                     $ 14,155,673        $ 19,818,969
                                                                                     ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Years Ended
                                                          December 31,
                                                    -------------------
                                                     1998             1997
                                                 ------------      ------------
REVENUE
   Operating                                     $  7,179,900      $  3,245,810
   Sale of service contracts                          122,117         3,700,000
                                                 ------------      ------------
     Total revenue                                  7,302,017         6,945,810

COST OF SALES                                       2,950,232         1,589,925
                                                 ------------      ------------

GROSS PROFIT                                        4,351,785         5,355,885
                                                 ------------      ------------


OPERATING EXPENSES
   Selling, general and administrative             11,029,785         3,571,021
   Impairment Expense                               8,176,469                 -
   Depreciation and amortization                      993,764           248,442
                                                 ------------      ------------
     Total operating expenses                      20,200,018         3,819,463
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS                     (15,848,233)        1,536,422
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
   Interest expense                               (   227,081)     (     49,417)
   Interest income                                    229,112            16,834
   Other income                                       681,367                 -
   Gain on sale of subsidiaries                     1,612,195                 -
                                                 ------------      ------------
     Total other income (expense)                   2,295,593      (     32,583)
                                                 ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                               (13,552,640)        1,503,839

INCOME TAXES (BENEFIT)                                 12,279      (     12,279)
                                                 ------------      ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS      (13,564,919)        1,516,118

LOSS FROM OPERATION OF TIMECAST                             -      (    100,330)
                                                 ------------      ------------

NET INCOME (LOSS)                                $(13,564,919)      $ 1,415,788
                                                 ============       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Years Ended
                                                   December 31,
                                               -------------------
                                             1998               1997
                                             ----               ----
EARNINGS (LOSS) PER SHARE
   BASIC:
   CONTINUING OPERATIONS                $           (.30)  $          0.07

   DISCONTINUED OPERATIONS                             -             (0.01)
                                        ----------------  ----------------

   NET INCOME                           $           (.30)  $          0.06
                                        ================   ===============

DILUTED:
   CONTINUING OPERATIONS                $           (.30)  $          0.06

   DISCONTINUED OPERATIONS                             -                 -
                                        ----------------   ---------------

   NET INCOME                           $           (.30)  $          0.06
                                        ================   ===============

WEIGHTED AVERAGE COMMON SHARES
   BASIC                                      44,579,804        22,164,134
   DILUTED                                    44,579,804        24,418,814





The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)



                                                       For the Years Ended
                                                            December 31,
                                                      --------------------
                                                      1998            1997
                                                      ----            ----
COMPREHENSIVE INCOME (LOSS)
   Net income (loss)                              $(13,564,919)    $  1,415,788
   Foreign currency translation adjustment         (     4,364)               -
                                                  ------------     ------------

COMPREHENSIVE INCOME (LOSS)                       $(13,569,283)    $  1,415,788
                                                  ============     ============











The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                              Additional
                                                          Preferred Stock             Common Stock              Paid-in
                                                      Shares          Amount       Shares         Amount        Capital
                                                      ------          -------      ------         -------      ---------
Balance at January 1, 1997                                   -   $        -     16,574,786    $  165,748     $  593,413

Net income for the year                                      -            -              -             -              -
   Spin-off TimeCast                                         -            -              -             -         99,330
   Issuance of common stock                                  -            -        420,400         4,204        225,337
   Shares issued in lieu of compensation                     -            -      2,290,145        22,901        579,291
   Shares and warrants issued in connection
     with acquisitions                                       -            -     19,340,000       193,400     12,923,350
   Note payable converted to common stock                    -            -        210,155         2,102        159,124
   Affiliates' forgiveness of note payable                   -            -              -             -        152,500
   Purchase of treasury shares                               -            -              -             -              -
                                                    ----------  -----------     ----------    ----------   -------------

Balance at December 31, 1997 - as restated                   -            -     38,835,486       388,355     14,732,345
   Net loss for the year                                     -            -              -             -              -
   Foreign currency translation adjustment                   -            -              -             -              -

   Issuance of common stock                                  -            -      9,227,100        92,270      4,190,234
   Shares issued in lieu of compensation and
    other cases                                              -            -      2,179,268        21,793        900,939
   Issuance of warrants                                      -            -              -             -        415,132
   Notes payable converted to common stock                   -            -      1,358,000        13,580        270,620
   Exercise of stock options                                 -            -      3,635,500        36,355      1,000,636
   Shares issued in connection with acquisitions       274,100      274,100        560,800         5,608      2,440,020
                                                    ----------  -----------     ----------    ----------   -------------

Balance at December 31, 1998                           274,100   $  274,100     55,796,154    $  557,961   $ 23,949,926
                                                    ==========   ==========     ==========    ==========   ============

                                                                     Foreign
                                                                     Currency
                                                   Accumulated     Translation    Treasury     Stockholders'
                                                     Deficit        Adjustment     Stock         Equity
                                                   -----------      ----------     -----       -----------
Balance at January 1, 1997                         $(2,414,751) $           -   $         -  $  (1,655,590)

Net income for the year                              1,415,788              -             -      1,415,788
   Spin-off TimeCast                                         -              -             -         99,330
   Issuance of common stock                                  -              -             -        229,541
   Shares issued in lieu of compensation                     -              -             -        602,192
   Shares and warrants issued in connection
     with acquisitions                                       -              -             -     13,116,750
   Note payable converted to common stock                    -              -             -        161,226
   Affiliates' forgiveness of note payable                   -              -             -        152,500
   Purchase of treasury shares                               -              -    (1,281,000)    (1,281,000)
                                              ---------------------------------------------    -----------


Balance at December 31, 1997 - as restated         (   998,963)             -    (1,281,000)    12,840,737
   Net loss for the year                           (13,564,919)             -             -    (13,564,919)
   Foreign currency translation adjustment                   -   (      4,364)            -    (     4,364)

   Issuance of common stock                                  -              -             -      4,282,504
   Shares issued in lieu of compensation and
    other cases                                              -              -             -        922,732
   Issuance of warrants                                      -              -             -        415,132
   Notes payable converted to common stock                   -              -             -        284,200
   Exercise of stock options                                 -              -             -      1,036,991
   Shares issued in connection with acquisitions             -              -             -      2,719,728
                                                -----------------------------------------------------------------------

Balance at December 31, 1998                      $(14,563,882) $(      4,364)  $(1,281,000) $   8,932,741
                                                  ============  =============   ===========  =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended
                                                                            December 31,
                                                                      -----------------------
                                                                      1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES                                  ----               ----
   Net income (loss)                                              $(13,564,919)        $ 1,415,788
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
       Depreciation and amortization                                   993,764             248,442
       Asset impairment loss                                         8,176,469                   -
       Gain on sale of subsidiaries                                ( 1,612,195)                  -
       Sale of software and distribution rights                    ( 3,756,574)                  -
       Issuance of stock as compensation                               922,732             602,192
       Issuance of stock options                                     1,036,991                   -
       Accounts receivable - trade                                      61,776         (    40,544)
       Accounts receivable - former subsidiary                      (1,568,937)
     Changes in assets and liabilities
       Due from affiliates                                             249,215         (   513,194)
       Inventory                                                   (   112,553)        (    20,582)
       Prepaid expenses                                                 31,969         (    24,248)
       Refundable income taxes                                          12,279         (    12,279)
       Other assets                                                     58,291              61,112
       Accounts payable and accrued expenses                         1,322,384             640,047
       Deferred revenue                                                 75,043                   -
       Others - net                                                    344,291                   -
                                                                 -------------  ------------------
Net cash provided by (used in) operating activities                ( 7,329,974)          2,356,734
                                                                  ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash (purchase) proceeds                                 400,000         (   400,000)
   Purchase of property and equipment                              (   430,309)        (   170,008)
   Capitalized software - net                                          840,516
   Loans receivable                                                ( 1,058,224)                  -
   Notes receivable                                                     10,200         (    10,200)
   Acquisition costs                                               (   220,759)        (   530,628)
                                                                 -------------        ------------
Net cash used in investing activities                              (   458,576)        ( 1,110,836)
                                                                 -------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of warrants                                                415,132          (1,454,033)
   Shares issued in connection with acquisitions                     2,719,728                   -
   Notes payable converted to common stock                             284,200                   -
   Payments on notes payable                                       ( 1,323,577)                  -
   Payments on capital leases                                   (        1,271)                  -
   Proceeds from issuance of notes payable                           1,927,425             990,568
   Purchase of treasury shares                                                         (   800,000)
   Sale of common stock                                              4,282,504             229,541
   Proceeds from sale of subsidiaries                                  100,000                   -
                                                                 -------------   -----------------
Net cash provided by (used in) financing activities                  8,404,141          (1,033,924)
                                                                  ------------         -----------

Effects of exchange rates on cash                               (        4,364)                  -
                                                               ---------------   -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              611,227             211,974
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                          226,422              14,448
                                                                 -------------       -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                           $    837,649         $   226,422
                                                                  ============         ===========

SUPPLEMENTAL INFORMATION:
     Interest paid                                                     227,081                   -
                                                                  ============    ================
     Income taxes paid                                                       -                   -
                                                                  ============    ================

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

During 1998, the Company:

o purchased all of the stock of ACC Telecom, Voice Quest and RomNet for 274,100 shares of preferred stock and 530,000 shares of common stock and notes totaling $904,962, representing an aggregate price of $3,534,690;


During 1998 and 1997, the Company:

o issued 2,179,268 and 2,290,145 shares of the Company's common stock at a value of $922,732 and $602,192, respectively as compensation for services rendered by various consultants, attorneys, and others;

o issued 1,358,000 and 210,155 shares of common stock in exchange for notes payable of $284,200 and $161,226, respectively.


During 1997, the Company:

o purchased all of the stock of Talidan, PTT, and Victoria for 19,340,000 shares of common stock, warrants for 5,000,000 shares, options and a put option for shares valued at $5 million, representing an aggregate price of $15,020,387, including cash and notes of $325,000;

o acquired 2,778,019 shares of its common stock in settlement of notes receivable from affiliates of $481,000 and cash of $800,000; and

o spun-off a subsidiary with a deficit, which increased stockholders' equity by $99,330.

o a stockholder also relieved the Company of an obligation to make payment on a note payable in the amount of $152,500.



The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)     Organization and Basis of Presentation
                  CARNEGIE INTERNATIONAL CORPORATION (formerly A&W Corporation, Inc., which discontinued operations in September, 1985 (the "Company" or "Carnegie") was incorporated under the laws of Colorado in June 1996.

                  During May 1996, Carnegie acquired all of the outstanding stock of DAR Products Corporation ("DAR") and Electronic Card Acceptance Corporation ("ECAC") in exchange for 94% of its common stock pursuant to a stock purchase agreement with Grandname, Ltd. For accounting purposes, this transaction was reflected as a reverse acquisition with DAR and ECAC as the acquirers.

                  The accompanying financial statements include the accounts of Carnegie and its wholly owned subsidiaries:

                     1) Talidan Limited ("Talidan"), a British Virgin Islands corporation;

                     2) Profit Through Telecommunications (Europe) Limited ("PTT"), a United Kingdom corporation;

                     3) Talidan USA t/a Victoria Station ("Victoria"), a Florida corporation;

                     4) Harbor City Corporation t/a ACC Telecom ("ACC Telecom"), a Maryland corporation;

                     5) Voice Quest, Inc. ("Voice Quest"), a Florida corporation;

                     6) RomNet Support Services, Inc. ("RomNet"), a Maryland corporation;

                     7) Carnegie Communications, Inc. ("CCI"), a Maryland corporation;

                     8) ECAC Europe ("ECAC Europe"), a United Kingdom corporation;

                     9) Electronic Card Processing, Inc. ("ECPI"), a Maryland corporation;

                     10) Electronic Card Acceptance Corporation ("ECAC"), a Virginia corporation; and

                     11) TimeCast Corporation ("TimeCast"), a Nevada corporation.

                  ACC Telecom, Voice Quest and RomNet were acquired in 1998 and were accounted for as purchases. Results of operations since May 18, 1998 for ACC Telecom, November 20, 1998 for Voice Quest, and December 1, 1998 for RomNet have been included in the consolidated financial statements.
                  (See note 3).

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           a)     Basis of Presentation (Continued)
                  Talidan and PTT were acquired on September 29, 1997 and Victoria was acquired August 18, 1997. These acquisitions were accounted for as purchases. Results of operations of these subsidiaries from their dates of acquisition have been included in the consolidated financial statements.
                  (See note 3).

                  ECAC, ECAC Europe, TimeCast and certain assets of Talidan were disposed of as of December 31, 1998 and 1997. (See note 4).

                  All significant intercompany accounts and transactions have been eliminated in consolidation.

           b)     Business Operations
                  The Company operates primarily in the United States, the United Kingdom and South America. During 1998, on the basis of revenue, the Company's business operations were:

                           28% in the installation and servicing of telephone systems;

                           28% in the sale of software and distribution rights;

                           26% in the marketing of telephone time through international contracts, primarily in South America and Europe; and

                           18% in restaurant operations in Miami, Florida.

                  During 1997, the Company's business operations were:

                           73% in credit card processing in the United States;

                           17% in the marketing of telephone time through international contracts, primarily in South America and Europe; and

                           10% in restaurant operations in Miami, Florida.

                  The primary business segments and a description of the business operations of each company are as follows:

                  CORPORATE
                  Carnegie provides management services to its wholly owned subsidiaries. Carnegie has no direct domestic operating assets or business activities.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b)       Business Operations (Continued)

                  TELECOMMUNICATIONS
                  Talidan markets telephone service through international and local premium (0900) contracts for entertainment services.

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

                  ACC Telecom sells, installs and services telephone systems, voice mail integration, computer technology, Local Area Network ("LAN") operating systems and cable media in the Washington, DC, Maryland and Northern Virginia areas.

                  Voice Quest, located in Sarasota, Florida, is involved in the development of voice activated software applications that are compatible with the Company's MAVIS(TM) product.

                  RomNet is engaged in the business of providing technical support services for software and hardware, beta testing services, and Internet support and services.

                  RESTAURANT
                  Victoria operates a restaurant in Miami, Florida.

                  FINANCIAL SERVICES
                  ECAC is an independent sales organization providing bankcard services to U.S. merchants. Its primary business objective was to build a portfolio of customer service contracts between itself and individual merchants. The service contracts provide for the payment of fees by the individual merchants to the Company which in turn pays a financial institution for service. When the portfolio of contracts approximated 1,000 or more, it was the Company's intent to offer the portfolio for sale to financial institutions, or other companies involved in the credit card processing business. On January 30, 1998, the stock of ECAC was sold.

                  ECAC Europe is an independent sales organization providing bankcard services to merchants in the United Kingdom. On January 6, 1998, the stock of ECAC Europe was sold.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           b)     Business Operations (Continued)

                  OTHER
                  TimeCast, prior to its spin-off in September 1997, was engaged in the business of designing, manufacturing and marketing physical fitness exercise devices and equipment, and muscular development products, including Non-Grip Technology(R) related to exercise and fitness equipment.

           c)     Use of Estimates
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

           d)     Revenue Recognition
                  ECAC recognized income resulting from the sale of service contract portfolios when title to these contracts is assigned to the purchaser. The Company recognizes revenue from bank services pursuant to the terms of service agreements that are based upon a percentage of sales volume transacted by the merchant.

                  Talidan recognizes revenue based on the number of call minutes of calls that are processed after adjustment for estimated uncollectible calls, based upon historical information. A provision for bad debts is recorded when adverse factors with respect to collection are evident, including chargebacks. Chargebacks represent credits for service charges that the network provided and has been unable to collect from the customer.

                  PTT recognizes product revenues upon shipment to the customer. At the time of shipment, the Company accrues for the estimated cost of post contract support. The Company provides an allowance for estimated returns at the time of product shipment and adjusts this allowance, as needed, based on actual returns history.

                  Victoria recognizes revenue based on food and beverage sales at its Miami, Florida restaurant.

                  ACC Telecom recognizes revenue from telephone sales and service when the equipment is installed or service is provided.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           d)     Revenue Recognition (Continued)

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

           e)     Cash and Cash Equivalents
                  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

           f)     Concentration of Credit Risk
                  The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

           g)     Accounts Receivable
                  For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.

           h)     Inventory
                  Inventory consists of telephone equipment, supplies, credit authorization equipment and restaurant supplies, which are valued at the lower of cost or market on a first-in, first-out basis.

           i)     Property and Equipment
                  Property and equipment is stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. Accelerated depreciation methods are used for tax purposes on certain assets. The estimated service lives used in determining depreciation are five to seven years for computers, software, furniture and equipment. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           i)     Property and Equipment (Continued)
                  Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

           j)     Software Development Costs
                  Software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software acquired and development costs incurred after technological feasibility has been established are capitalized and amortized on a straight line basis over a period of three years, commencing with product release. There was no amortization in 1997, as none of the software had been released. The Company began amortizing software development costs on December 1, 1998, the date that the software was released.

           k)     Research and Development
                  Cost incurred in research and development activities are charged to expense as incurred.

           l)     Intangibles
                  Intangibles consist of goodwill, covenants not to compete, assembled workforce and customer lists. Goodwill represent costs in excess of net assets acquired in connection with businesses acquired. Goodwill is being amortized to operations over 15 years. Noncompete agreements are being amortized over the term of the contracts, on a straight-line basis. Assembled workforce is being amortized over a period of three years on a straight line basis. Customer lists are being amortized over a period between 2-7 years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           m)     Income Taxes
                  Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

           n)     Offering Costs
                  Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

           o)     Advertising Costs
                  Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 1998 and 1997, advertising expense amounted to $1,164,698 and $359,966, respectively.

           p)     Fair Value of Financial Instruments
                  The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and income taxes payable approximate fair value due to the relatively short maturity of these instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term approximates the carry amounts as of December 31, 1998 and 1997.

           q)     Long-lived Assets
                  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

           r)     Translation of Foreign Currency
                  The Company translates the foreign currency financial statements of its United Kingdom subsidiary in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           s)     Stock-Based Compensation
                  The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

           t)     Earnings Per Share
                  SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

                  The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

                  The shares used in the computation of earnings per share were as follows:

                                                 December 31,
                                            --------------------
                                            1998            1997
                                          ----------       ----------
                  Basic                   44,579,804       22,164,134
                                          ==========       ==========
                  Diluted                 44,579,804       24,418,814
                                          ==========       ==========

           u)     Comprehensive Income
                  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

           v)     Impact of Year 2000 Issue
                  During the year ended December 31, 1998, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company completed Year 2000 systems modifications and conversions in 1999. Costs associated with becoming Year 2000 compliant were not material. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           w)     Reclassification
                  Certain prior year amounts have been reclassified to conform with current year presentation.

           x)     Recent Accounting Pronouncements
                  In June 1997, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131 is based on the selected segment information and requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. This statement is effective for the Company's 1998 fiscal year.

                  SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of December 31, 1998.

                  In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

                  In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           x)     Recent Accounting Pronouncements (Continued)
                  Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

NOTE 2 -      RESTATEMENT AND CORRECTION

                  The Company has restated its financial statements for the year ended December 31, 1997 as a result of the following:

                  The Company has revalued shares issued in 1997 based on revised estimates of the fair market value of the stock. The effect of the restatement was to increase intangibles and capitalized software by approximately $6,090,000 and $4,952,535, respectively, increase general and administrative expenses by approximately $154,000 and increase amortization expense on the capitalized assets by approximately $73,000.

                  The 1998 financial statements reflect an additional correction of the fair value assigned to the stock issued in certain 1997 acquisitions.

                  The effect of this correction is to decrease goodwill and capitalized software costs by $912,437 and $1,284,350, respectively. The effect of this correction on 1997 operations is immaterial.

NOTE 3 -          ACQUISITIONS

                  During 1998, the Company made the following acquisitions:

                  ACC Telecom
                  On May 18, 1998, the Company acquired all of the outstanding stock of ACC Telecom for $2,467,855 consisting of a $1,000,000 note payable in quarterly installments over five years, plus 200,000 shares of the Company's Series A preferred stock. After a two year holding period, this preferred stock is convertible into the greater of $2,000,000 worth of or 2,000,000 shares of the Company's common stock. In the event the Company declares a common stock dividend, or the market price of the Company's common stock exceeds $2.00 per share, the preferred stock may be converted prior to the end of the two year holding period. This acquisition was accounted for as a purchase.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 3 -  ACQUISITIONS (Continued)

                  Voice Quest
                  On November 20, 1998, the Company acquired all of the outstanding stock of Voice Quest, a Florida corporation, for $506,985. Voice Quest is involved in the development of voice activated software applications that are compatible with the Company's MAVIS(TM) product. Consideration consisted of 21,600 shares of Series E Preferred Stock that is convertible into the Company's common stock, which shares are subject to Rule 144 restrictions. Conversion of the Preferred Series E Stock to common will be based on the greater of common stock with a value of $270,000 or 216,000 shares of common stock if the value per share during the business day immediately preceding expiration of the conversion period is greater than $1.25 per share. Conversion may not take place until November 20, 2000. In addition, the sellers received 230,000 shares of common stock subject to Rule 144 restrictions, at closing. Additional consideration included a non-interest bearing note to the sellers of $102,084. This note is payable in quarterly installments of $8,507 over a three-year period commencing January 1, 1999. The value of this obligation discounted at 10% is $90,000. The Company has recorded this acquisition as a purchase.

                  RomNet
                  On December 1, 1998, the Company acquired all of the assets, and assumed all of the liabilities of RomNet for $700,000. The consideration paid was 52,500 shares of Series F preferred stock, which automatically converts into common stock of the Company on December 1, 2000. The Series F preferred stock will convert into the greater of $700,000 of common stock or 525,000 shares of stock if the average closing price of the Company's common stock is $1.33 or greater for the five business days preceding conversion. In addition, the Company assumed liabilities, including equipment leases, totaling $577,890. This acquisition was accounted for as a purchase.

                  The fair value of assets acquired and liabilities assumed during 1998 are summarized as follows:

                                                      ACC Telecom           Voice Quest                Rom Net
                                                      -----------          ------------           ------------
                  Current assets                      $   773,303          $      7,632           $     42,761
                  Property and equipment                  163,935                14,012                 94,200
                  Other assets                            727,259                   379                428,552
                  Goodwill                              1,376,591               489,228                712,377
                  Liabilities                          (  573,233)          (     4,266)            (  577,890)
                                                      -----------           -----------            -----------
                  Purchase price                      $ 2,467,855           $   506,985            $   700,000
                                                      ===========           ===========            ===========

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 3 -           ACQUISITIONS (Continued)

                  During 1997, the Company made the following acquisitions:

                  PTT and Talidan
                  On September 29, 1997, the Company acquired all of the outstanding stock of PTT and Talidan from Tiller Holding Limited ("Tiller"), a broker, for $4,670,000 and $10,006,637, respectively. The consideration was comprised of 19,340,000 shares of the Company's common stock, valued at $9,670,000; warrants for five million shares, exercisable at 50% of the average market price for the 30 days prior to exercise, valued at $1,250,063; and options for shares valued at $5 million, exercisable at $0.001 per share, with a related put option, valued at $3,756,574. None of the parties are related. The consideration paid to the parties associated with the transaction are as follows:

                                                                  Former              Former
                                                               Stockholders        Stockholders
                                              Tiller            OF Talidan            oF PTT                 Total
                                             -----------        -----------         -----------         -------------
               Common Stock                  $ 3,447,778        $ 4,000,000         $ 2,222,222         $   9,670,000
               Warrants                          625,032            625,031                   -             1,250,063
               Stock Options                   2,817,430            939,144                   -             3,756,574
                                             -----------        -----------         -----------         -------------
                      Total                  $ 6,890,240        $ 5,564,175         $ 2,222,222          $ 14,676,637
                                             ===========        ===========         ===========          ============

                   The value of the consideration issued in the transaction was determined as follows:

                   Common stock was valued at $0.50 per share, which represents a one-third discount to the market price of $0.75 on the date of the transaction. The Company analyzed third party sales to unrelated third parties at the time of the transaction, evaluated the appropriate discount to reflect the restrictions on the value of the common stock issued, and considered whether a further discount related to blockage would be appropriate. The Company concluded that based on the average of the weighted average cash sales and the weighted average sales in the OTC market, a discount of $0.14 or approximately 19% from the quoted market price was appropriate. The remaining $0.11 discount or approximately 15% was taken to reflect the resale restrictions on the stock issued. No discount was taken to reflect the large amount of stock issued because the market price had declined from approximately $1.00 to $0.75 in the month prior to the transaction, which the Company believes reflects the market response to the disclosure to the public of the transaction.

                   The warrants were valued by an independent appraiser using a Monte Carlo simulation. The warrant value equals $0.25 each or one-half the value of the common stock on the date of issue.

                   The stock options were valued at the present value of the $5 million guaranteed redemption value discounted at 10% over the 3 year redemption period.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 3 -          ACQUISITIONS (Continued)

                   Of the total shares of common stock issued and outstanding after taking into consideration the above transaction, 28.3%, 25.0%, and 9.4% of the outstanding common stock of the Company was held by Tiller, the Former stockholders of Talidan, and the Former stockholders of PTT, respectively.

                   Victoria
                   On September 29, 1997, the Company acquired 100% of the stock of Victoria. The agreement was effective August 18, 1997. Victoria operates the Victoria Station restaurant in Miami, Florida. Consideration for the acquisitions was cash of $140,000 and a note for $185,000, payable not later than January 15, 1998, plus 25,000 shares of the Company's stock valued at $18,750 ($0.75 per share).

                   The above transactions have been recorded under the purchase method of accounting and, accordingly, the results of operations of PTT and Talidan from September 29, 1997 are included in the accompanying consolidated financial statements. The operations of Victoria commenced on August 18, 1997.

                  The fair value of assets acquired and liabilities assumed during 1997 are summarized as follows:

                                                         PTT                Talidan            Victoria
                                                      -----------         -------------        -----------
                  Current assets                    $      16,000        $      575,379    $             -
                  Property and equipment                   32,000                     -            225,000
                  Software                              5,367,600                     -                  -
                  Other assets                                  -             1,003,341             75,000
                  Goodwill                                      -             8,649,076             43,750
                  Liabilities                         (   745,600)        (     221,159)                 -
                                                      -----------         -------------        -----------
                  Purchase price                      $ 4,670,000          $ 10,006,637         $  343,750
                                                      ===========          ============         ==========

                  The following table reflects unaudited pro forma combined results of operations of the Company assuming the above stock acquisitions had taken place at the beginning of the year for the years ending:

                                                                            December 31,
                                                                    --------------------------
                                                                    1998                  1997
                                                                -------------          ------------
                  Revenue                                       $   7,511,441          $ 11,180,677
                                                                =============          ============

                  Income (loss) from continuing operations        (13,618,508)            2,304,810
                  Loss from discontinued operations                         -           (   100,330)
                                                                -------------          ------------
                           Net income (loss)                    $ (13,618,508)         $  2,204,480
                                                                =============          ============

                                        CARNEGIE INTERNATIONAL CORPORATION
                                                 AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1998 AND 1997



NOTE 3 -          ACQUISITIONS (Continued)

                                                                        December 31,
                                                                --------------------------
                                                                1998                  1997
                  Earnings (loss) per common share:             ----                  ----
                  Basic
                  Continuing operations               $          (.30)        $           0.06
                  Discontinued operations                           -                        -
                                                      ---------------         ----------------
                           Net income (loss)          $          (.30)        $           0.06
                                                      ===============         ================

                  Diluted
                  Continuing operations               $          (.30)         $          0.05
                  Discontinued operations                           -                        -
                                                      ---------------          ---------------
                           Net income (loss)          $          (.30)         $          0.05
                                                      ===============          ===============

                  In management's opinion, the unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the foregoing periods or of future operations of the combined companies under the ownership and management of the Company.

NOTE 4 - DISPOSITIONS

                  ECAC
                  On January 30, 1998, the Company entered into an agreement to sell all of the outstanding shares of ECAC, its credit card processing subsidiary. Consideration for the sale was $100,000 paid at closing. The Company realized a gain on sale of the stock of approximately $1.4 million. At the time of the sale the liabilities of ECAC exceeded its assets by approximately $1.3 million. Accordingly the total of the sales proceeds and the underlying net asset value of the company sold represent the gain reported.

                  At the time of sale, ECAC owed the Company approximately $1.6 million on a non-interest bearing debt which the buyer assumed. This obligation, which was due in December 1998, was discounted to reflect imputed interest at 10% per annum on the obligation and is classified on the balance sheet as Accounts Receivable - former subsidiaries.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 4 - DISPOSITIONS (Continued)

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

                  The Company has entered into an agreement with the purchaser of ECAC and a bank, whereby the Company receives a distribution of 40% of the gross profit arising from the services sold to new merchants that the Company is instrumental in recruiting. The Company has the authority to direct these customers to other financial institutions without the joint venture partner's consent. Revenue realized by the Company approximate the direct cost of the Company's employees.

                  ECAC Europe
                  On January 6, 1998, the Company entered into an agreement to sell the outstanding shares of ECAC Europe, in consideration for a $250,000 note bearing interest at 6% per annum, that matures in June 1999. A gain of $250,000 has been recorded on the sale. The note has not been paid and a bad debt expense of $250,000 has been recorded.

                  TimeCast
                  On September 15, 1997, the Company's Board of Directors declared a Distribution of 100% of the common shares of TimeCast to the Company's common shareholders of record at the close of business on September 15, 1997 (the "Spin-Off"). Common shares were distributed on the basis of one share of TimeCast for every three shares of the Company's common stock held by each shareholder. The accumulated deficit of $99,330 attributable to TimeCast's operations has been eliminated as a result of the spin-off and additional paid-in capital has been increased accordingly.

                  Summarized income statement information relating to TimeCast's results of operations, which is reported as discontinued operations is as follows:

                  Royalty income                   $       5,400
                                                   =============
                  Operating loss                     $(  100,330)
                                                     ===========
                  Net loss                           $(  100,330)
                                                     ===========

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 4 - DISPOSITIONS (Continued)

                  Sale of Certain Talidan Assets
                  On June 22, 1998 the Company sold its business derived from print media, including the rights to certain telephone numbers, line access, and advertising materials used in its operations in South America for a $2,340,000 note bearing interest at 7%. The lines sold were not compatible with the Company's operations. In addition to the sale of the business, the Company agreed to release a certain consultant to the Company from its covenant not to compete with the Company.

                  Operations of the Print Media Business is summarized as follows:

                                               1998                1997
                                         -------------       -------------
                  Revenue                 $    263,257         $ 1,650,682
                                          ============         ===========
                  Cost of sales           $    210,606         $ 1,320,546
                                          ============         ===========
                  Operating expenses     $      71,684       $      74,064
                                         =============       =============

                   The goodwill written off on the sale of the print media business was based on an allocation of print media income compared to the total income of Talidan. The resulting percentage of 17% was used to allocate goodwill in the amount of $1,380,572 to the gain on the sale of the print media portion of the business. The Company also wrote off the net book value in the amount of $312,500 of the covenant not to compete with one consultant with whom the contract was terminated.

                  Payments on the $2,340,000 note are due quarterly commencing on December 22, 1998 in the amount of $585,000 plus accrued interest. The Company received a portion of the first payment on October 26, 1998, which was in advance of its due date. As a result of the early partial payment, the Company agreed to extend the payment on the balance until January 27, 1999. Through March 31, 1999, a total of $1,335,000 of principal and interest had been collected on the note and the collectible balance at December 31, 1998 has been adjusted to a principal amount of $1,032,724. In the event of non payment, the non compete agreements will become in force again and the Company will have the right to recover the assets sold.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 5 -      RESTRICTED CASH

                  As of December 31, 1997, the Company maintained a $400,000 certificate of deposit, which was redeemed in 1998, that was assigned as collateral for a note payable to First Mariner Bank. The carrying value of the certificate of deposit approximated its market value at December 31, 1997.

NOTE 6 -      DUE FROM FORMER SUBSIDIARIES

                  Amounts due from former subsidiaries consist of the following at December 31, 1998:

                  ECAC (See Note 4)                        $ 1,512,195
                  Timecast                                      56,742
                                                        --------------
                                                           $ 1,568,937
NOTE 7 -      DUE FROM RELATED PARTIES

                  The Company made advances to and has receivables from current and former officers, employees and consultants that amount to $51,986 and $301,201 as of December 31, 1998 and 1997,
                  respectively. The advances are non-interest bearing, do not have specified repayment dates and have been reflected as non-current assets.

NOTE 8 -      LOANS RECEIVABLE

                  Loans receivable consist of the following at December 31,

                                                    1998             1997
                                                -----------       -----------
                  Talidan asset sale            $ 1,058,224       $         -
                  Other                                   -            10,200
                                                -----------       -----------
                                                $ 1,058,224       $    10,200
                                                ===========       ===========
NOTE 9 -      PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:

                                                                 December 31,
                                                            -------------------
                                                            1998           1997
                                                      ------------    --------------
                  Vehicles                            $    202,594    $        4,170
                  Computer equipment and software          431,969           176,026
                  Furniture and office equipment           275,188           231,160
                  Equipment                                114,178                 -
                  Leasehold improvements                    40,000            40,000
                  Equipment held for lease                       -           121,800
                                                      ------------    --------------
                                                         1,063,929           573,156
                  Less: Accumulated depreciation           162,506           102,042
                                                      ------------    --------------
                  Property and equipment, net         $    901,423    $      471,114
                                                      ============    ==============

                   Depreciation expense for the years ended December 31, 1998 and 1997 was $60,464 and $57,645, respectively.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 10 -     INTANGIBLES

                  Intangibles are summarized as follows as of:

                                                                     December 31,
                                                                     ------------
                                                              1998            1997
                                                          ------------     -------------
                  Goodwill                                $  2,082,490     $   9,990,891
                  Acquisition cost                              73,526
                  Covenants not to compete                       5,000         1,005,000
                  Assembled workforce                          466,242                 -
                  Customer lists                               680,943                 -
                                                          ------------      ------------
                                                             3,308,201        10,995,891
                  Less: accumulated amortization expense       194,082           190,797
                                                          ------------      ------------
                     Total intangibles                    $  3,114,119      $ 10,805,094
                                                          ============      ============

                   The Company determined the fair value assets and liabilities acquired as follows:

                  The value of the assembled work force was determined based on the salary cost. Fringe benefits, training time, and recruiting costs that the Company would expect to incur over the six month period, management estimates that it would take to recruit and assemble the necessary personnel in order to conduct operations.

                  The value of the customer lists is based on the projection of discounted cash flows from sales made to customers of the Company over the average life of the customers.

                  The following describes the allocations of the purchase price related to intangibles for the companies acquired over the past two years.

                  ACC TELECOM
                                                Amount          Period
                                             -----------       --------
                  Goodwill                   $ 1,376,591       15 years
                  Customer List                  252,391        7 years
                  Assembled Workforce            466,242        3 years
                                             -----------
                    Total                    $ 2,095,224
                                             ===========

                  ACC Telcom is a telephone interconnect company selling telephone systems to small businesses. ACC Telecom distributes products manufactured by others and purchases these products directly from the manufacturers and from distributors.

                  ACC Telecom's customers do not replace telephone systems with any regularity. However, additional products are sold to existing customers and service agreements are sold at the time of the original sale of equipment. Revenue is recognized over the term of the contract. The value of the customer list, based on discounted cash flow derived from sales other than system sales, was determined by management to be $252,391 and is being amortized over 7 years, which is the average historical business life of a customer of ACC.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 10 -     INTANGIBLES (Continued)

                  ACC Telecom had 27 employees at the time it was acquired. Other than the shareholder/operator, the employees consisted of sales personnel, service technicians, service helpers and general office personnel. Sales and service technicians possess certain levels of technical expertise. Similar skills are found in sales and service personnel in the computer industry. Often these personnel will migrate from one industry to another. Nevertheless, the Company believes there is value to the assembled workforce. The value arrived at was based on existing salary levels, recruiting costs, normal turnover, and training time. The total tangible cost assigned to the assembled workforce is $466,242. The cost is being amortized over three years.

                  There are not other identifiable intangibles. ACC Telecom does not have any contracts with any of its suppliers. ACC Telecom does not own any patents nor does it own any proprietary technology.

                  PTT

                  PTT had no identifiable intangible assets or goodwill.

                  VOICE QUEST

                  Voice Quest has no identifiable intangible assets. The goodwill associated with the acquisition of Voice Quest of $489,228 is being amortized over fifteen years. Voice Quest does not have any contracts with any of its suppliers. Voice Quest does not own any patents or any proprietary technology that has reached the point of commercial feasibility.

                  The Company determined complete impairment of goodwill of Voice Quest at December 31, 1998 and accordingly, wrote-off this asset to operations.

                  ROMNET
                                                    Amount               Period
                                                   ------------        --------
                  Goodwill                         $   712,377         15 years
                  Customer List                        428,552          2 years
                                                   -----------
                    Total                          $ 1,140,929
                                                   ===========

                  The value of the customer list, based on historical income derived from continuing customers, was determined by management to be $428,552, using a discounted cash flow approach. The customer list is being amortized over 2 years based on the expected business life of a customer of the Company. RomNet does not have any contracts with any of its suppliers. RomNet does not own any patents any proprietary technology.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 10 -     INTANGIBLES (Continued)

                  VICTORIA STATION

                  Victoria Station is a family style restaurant. It owns furniture and fixtures and kitchen equipment. The company does not have any contracts, patents, technology or other identifiable intangible assets. Goodwill of $20,000 is being amortized over fifteen years.

                  TALIDAN

                  The business of Talidan has four distinct operational elements, all of which contribute to the generation of revenue. They are (a) television (and formerly print) advertising and promotion, (b) agreements with reliable telephone switch operators, (c) telephone carriers that have the ability to record, track and bill "900" and long distance telephone calls and (d) access to financial resources to buy media and place advertising. Elements (a) and (b) were provided by consultants to the Company. Elements (c) and (d) were an inherent part of the nature of the business and were totally outside of the control of any of the consultants. The tangible net assets acquired on September 29, 1997 amounted to $357,561. The acquisition included the execution of covenants not to compete with two consultants that were providing service to Talidan. The consulting agreements were for a period of one year and may be canceled by either party on one year's notice. These consultants were:

                  Anthony Redfern  -      Contacts and service arrangements
                                          with switch operators
                  Matys Media, Inc.       Print media advertising and promotion

                  Management allocated the purchase price of Talidan as follows:

                                                     Amount            Period
                  Covenant Redfern                $    500,000        2 Years
                  Covenant Matys Media                 500,000        2 Years
                  Goodwill (includes net
                    liabilities assumed)             8,649,076       15 Years
                                                  ------------
                     Total                         $ 9,649,076
                                                   ===========

                  The value assigned to the covenants represents additional imputed compensation cost based on the historical compensation of the consultants over the amounts set forth in the consultants' service agreements. The covenants are being amortized over two years, which considers the notice provision described above.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 10 -     INTANGIBLES (Continued)

                  Talidan does not have patents, trademarks, technology contracts or other identifiable intangibles.

                  The Company determined complete impairment of the intangible assets of Talidan at December 31, 1998 and accordingly, wrote-off these assets to operations.

NOTE 11 -     NOTES PAYABLE

                  Notes payable consist of the following at:

                                                           December 31,
                                                           ------------
                                                     1998             1997
                                                ------------       -----------
                  Unaffiliated individuals      $          -       $   366,155
                  Affiliated Individuals                   -           257,113
                  First Union National Bank           57,000                 -
                  Cambridge Trust Company            149,951                 -
                                                ------------       -----------
                                                $    206,951       $   623,268
                                                ============       ===========

                  The Company has a $100,000 demand line-of-credit with First Union National Bank. Interest is due monthly at a rate of 2% over the prime rate (effective rate of 9.75% at December 31, 1998). Advances drawn under this line as of December 31, 1998 were $57,000.

                  The Company is obligated on several notes payable to Cambridge Trust Company that have outstanding balances, aggregating $149,951 at December 31, 1998. These notes are due on demand and accrue interest at rates that vary from 10.5% to 12.75% per annum.

                  Notes payable to unaffiliated individuals have outstanding balances aggregating $366,155 at December 31, 1997. The notes are due on demand and accrue interest at rates that vary from 10% to 20% per annum.

                  The Company has other notes payable to affiliated individuals and entities with aggregate outstanding balances of $257,113 at December 31, 1997. These notes are due on demand and accrue interest at rates that vary from 10% to 12% per annum.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 12 -     LONG-TERM DEBT

                  Long-term debt consists of the following as of:

                                                                           December 31,
                                                                           ------------
                                                                     1998             1997
                                                                ------------        ----------
                  Lloyds Bank                                   $     18,437        $        -
                  Former shareholder of PTT                           91,098                 -
                  CNI                                                320,586                 -
                  Estate of former owner of ECAC                     126,000           151,000
                  First Marine Bank - Auto loans                      85,021                 -
                  Union Planter Bank                                 160,333                 -
                  Preferred Investments                              168,612                 -
                  Preferred Investments - Trident                    180,787                 -
                  Sixteen Six, Inc.                                  171,600                 -
                  Various Capital Leases                             116,811                 -
                  Strongput International, Inc.                            -           180,484
                  Various Auto Loans                                  11,877                 -
                  Miscellaneous                                       30,000                 -
                  Convertible Note                                         -           250,000
                  Envoy Medical Corporation                                -           109,786
                  First Mariner Bank                                       -           398,665
                  Security Financial and Investment Corporation            -            49,391
                                                                 -----------       -----------
                                                                   1,481,162         1,139,326
                  Less: current maturities                         1,203,675           969,714
                                                                 -----------       -----------
                                                                 $   277,487       $   169,612
                                                                 ===========       ===========

                  The Company is obligated on a $43,233 note to Lloyds Bank. The note bears interest at 9.99% and is payable in equal monthly installments of $918. This working capital loan is guaranteed by the Department of Trade and Industry, a branch of the United Kingdom. A balance of $18,437 was outstanding at December 31, 1998.

                  The Company is obligated under several notes payable due to former shareholders of PTT. The notes are payable on demand, non-interest bearing and had a balance due of $91,098 at December 31, 1998. One of these former shareholders, Applied Knowledge Limited ("Applied"), is currently controlled by shareholders of Carnegie. The balance due Applied at December 31, 1998 was $5,714.

                  The Company is obligated on notes due CNI, a management company partially owned by a shareholder. The notes have an unpaid principal balance of $320,586 at December 31, 1998. The notes are due on demand and accrue interest from 12% to 25% per annum.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 12 -     LONG-TERM DEBT (Continued)

                  The Company is obligated on a note to the estate of the former owner of ECAC in connection with the original acquisition. The unpaid balance of the note was $126,000 and $151,000 at December 31, 1998 and 1997, respectively. The Company has accrued an additional $130,653 at December 31, 1998 for a disputed amount on this note.

                  During 1998, the Company entered into loan agreements with First Mariner Bank in connection with the purchase of three automobiles. The notes bear interest at rates ranging from 8.5% to 10.25% per annum and are payable in monthly installments totaling $1,938, including interest through October 2003. The total balance of these notes was $85,021 at December 31, 1998.

                  The Company is obligated on a $185,000 note to Union Planter's Bank. The note bears interest at prime + 2% (10.5% as of December 31, 1998) and is payable in equal installments of $3,083 per month starting in May, 1998, with the balance due in full on January 15, 2001. A balance of $160,333 was outstanding at December 31, 1998.

                  The Company is obligated on several notes to Preferred Investments, Limited totaling $168,612 at December 31, 1998. The notes bear interest ranging from 8% to 12% and have maturities ranging from 60 to 180 days.

                  The Company is obligated to Trident, Ltd. on a note of $180,787 at December 31, 1998. The note bears interest at 18% per annum.

                  The Company has a note payable to Sixteen Six, Inc. with an unpaid balance of $171,600 at December 31, 1998. The note is due on March 15, 1999 and accrues interest at 10% per annum.

                  The Company is obligated on several capital leases for office equipment that have outstanding balances aggregating $116,811 at December 31, 1998. The lease terms range from 1 to 4 years and accrue interest at rates that vary from 7.5% to 17% per annum.

                  A note due Strongput International, LLC, a management company partially owned by a shareholder had an unpaid principal balance of $180,484 at December 31, 1997. The loan was paid in full during 1998.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 12 -     LONG-TERM DEBT (Continued)

                  On November 19, 1997, the Company issued a convertible note payable for cash in the amount of $250,000. The note bears interest at 10% per annum and matured on November 18, 1998. Interest was payable in semi-annual installments beginning July 1, 1998. The note was convertible into shares of common stock of the Company. The note and accrued interest thereon of $34,200 was converted into 1,250,000 shares of common stock at $.20 per share during the first quarter of 1998.

                  The Company was obligated on a note payable to Envoy Medical Corporation with an outstanding principal balance at December 31, 1997 of $109,786. The note bears interest at prime plus 3% and was due in June 1998. Monthly payments on the note are the greater of $7,000 or 20% of revenue earned from a certain customer. Payment on the note was overdue as of December 31, 1997. The loan was paid in full as of December 31, 1998.

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

                  Scheduled annual maturities of long-term debt as of December 31, 1998 are as follows:
                                        Debt                 Lease
                      Year              Amount              Obligation
                  ------------       ------------           ----------
                  1999                $ 1,163,345          $    40,330
                  2000                     63,576               37,688
                  2001                    105,789               24,340
                  2002                     18,735               14,453
                  2003                     12,906                    -
                                      -----------           ----------
                                      $ 1,364,351           $  116,811
                                      ===========           ==========

                  The aggregate carrying value of the long-term debt at December 31, 1998 and 1997 approximates market value.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 13 -    NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES

                  Notes payable to stockholder and affiliates are as follows:

                                                                          December 31,
                                                                    1998             1997
                                                                -----------        ----------
                  Former shareholder of Victoria                $         -        $  185,000
                  Former shareholders of ACC Telecom                683,298                 -
                  Former shareholders of Voice Quest                107,500                 -
                  Former shareholders of RomNet                      72,530                 -
                                                                -----------        ----------
                                                                    863,328           185,000
                  Less: current maturities                          259,898           185,000
                                                                -----------        ----------
                                                                $   603,430        $        -
                                                                ===========        ===========

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

                  In connection with the acquisition of RomNet in December 1998, the Company assumed certain liabilities owed to a former shareholder of RomNet. The outstanding balance was $72,530 at December 31, 1998.

                  Scheduled annual maturities of these obligations at December 31, 1998 are as follows:

                                                   Debt
                    Year                          Amount
                  ------                       -----------
                  1999                         $  259,898
                  2000                            184,480
                  2001                            201,564
                  2002                            185,073
                  2003                             32,313
                                               ----------
                                               $  863,328
                                               ==========

                  The aggregate carrying value of the long-term debt at December 31, 1998 approximates market value.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 14 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  Accounts payable and accrued expenses consist of the following as of:

                                                  December 31,
                                            1998             1997
                                        -----------       -----------
                  Accounts payable      $ 1,191,778       $ 1,090,660
                  Accrued liabilities     1,404,670           183,404
                                        -----------       -----------
                                        $ 2,596,448       $ 1,274,064
                                        ===========       ===========

NOTE 15 -     PUT OPTION/SALE OF DISTRIBUTION RIGHTS

                  On December 8, 1998, the Company entered into a Distributor Agreement with Tiller International Limited, whereby, in exchange for a release on a put option which it had acquired (see Note 3 - "PTT and Talidan"), the Company appointed and designated Tiller International Limited as the exclusive authorized distributor of the MAVIS(TM) software in certain countries of Eastern Europe.

                  Under the terms of the agreement, Carnegie is obligated to support the distributor in its effort to promote the sale of the software at the distributor's expense; provide reasonable technical and/or sales training assistance for the distributor's customers at the distributor's request and expense: support the distributor by providing it, upon request, with all reasonable quantities of literature, catalogs, advertisements, circulars, and other related materials at cost plus 10%; and to provide a master disk which would allow the distributor the right to 1,000 copies of the MAVIS(TM) software.

                  The Company was relieved of the put obligation contained in the option agreement. However, the options were not cancelled and were subsequently exercised. The amount attributable to the put feature, $3,107,564, has been credited to equity.

NOTE 16 -     COMMITMENTS AND CONTINGENCIES

                     Operating leases
                  The Company's future minimum annual aggregate rental payments, for office space, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                  1999                         $    496,046
                  2000                              542,813
                  2001                              484,848
                  2002                              400,841
                  2003                              195,895
                                              -------------
                                                $ 2,120,443
                                              =============

                  Rent expense under operating leases for the year ended December 31, 1998 and 1997 was approximately $303,449 and $45,623, respectively.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 16 -     COMMITMENTS AND CONTINGENCIES (Continued)

                  Financial Services Agreement
                  ECAC had a financial services agreement with Old Kent Bank for the processing of credit card transactions which expired on December 31, 1994; however, the parties continued to operate under the terms provided by the expired agreement until October 1, 1996. On October 1, 1996, ECAC entered into a settlement agreement under which its debt to Old Kent Bank was liquidated and Old Kent Bank paid ECAC $325,000 as a final settlement. Of the total debt forgiven, $513,529 related to amounts due in 1997 under these contracts, which was recognized as revenue in 1997.

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

                  Litigation
                  The Company and its subsidiaries were involved in two lawsuits involving 1996 acquisitions and stock transactions related to those acquisitions. Both of these suits were settled during 1998 for a total of $17,952 of cash and the issuance of 353,000 shares of common stock which are restricted under the Securities Act of 1933.

                  The Company is also a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that exposure from these claims and lawsuits have either been provided for or do not have a material effect on the financial position of the Company at December 31, 1998.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 16 -     COMMITMENTS AND CONTINGENCIES (Continued)

                  Employment Agreements
                  The Company has entered into various employment agreements as follows:

                     o A two year agreement commencing May 15, 1997, providing for an annual salary of $100,000 - $155,000. The agreement will be extended on the same terms unless sooner terminated.

                     o A five year agreement commencing April 8, 1998 providing for an annual salary of $200,000, plus bonus.

                     o A five year agreement commencing May 18, 1998 providing for an annual salary of $125,000.

                     o A five year agreement commencing July 31, 1998 providing for an annual salary of $75,000.

                  Common Stock Subject to Recission
                  Certain of the stock issuances of the company during 1996, 1997, and 1998 may not have been in full compliance with the rules and regulations under the Securities Act and applicable state securities laws. The Corporation offered to the purchasers of such stock issuances a right to rescind their purchases and receive a full refund of their purchase price, plus interest. No purchaser has elected to rescind. At December 31, 1997 and 1998, the statute of limitations had not expired on the shares issued in 1997 and 1998, respectively. The Company acknowledges that it is possible that the Company may be subject to regulatory action by federal and state securities regulatory authorities in connection with such sales. Management and the Company's counsel believe that the effect of any possible regulatory action would not have a materially adverse effect on the financial position and results of operations of the Company.

                  No purchaser elected to rescind and the statute of limitations expired in 1999. Accordingly, these shares have been classified within permanent equity in these financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 17 -     CONVERTIBLE PREFERRED STOCK

                  The following Convertible Preferred stock shares were issued and outstanding as of:

                                                                                             December 31,
                                                                                      1998                1997
                                                                                  -----------    --------------
                  Series A, $1 par value; 200,000 shares authorized                   200,000                 -
                  Series E, $1 par value; 21,600 shares authorized                     21,600                 -
                  Series F, $1 par value; 52,500 shares authorized                     52,500                 -
                                                                                  -----------     -------------
                                                                                      274,100                 -
                                                                                   ==========     =============

                  In 1998, the Company issued 200,000 shares of non-cumulative Series A preferred stock in conjunction with the acquisition of ACC Telecom. The preferred stock is convertible after a two-year holding period into the greater of $2,000,000 worth or 2,000,000 shares of the Company's common stock. The preferred stock is not entitled to share in dividends; however, if a dividend is declared on the common stock, or the market price of the Company's common stock exceeds $2.00 per share, the preferred stock may be converted prior to the end of the two year holding period. In the event of the conversion, the common stock issued will be subject to restrictions under Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $1,700,000.

                  On November 20, 1998, the Company issued 21,600 shares of non-cumulative Series E preferred stock in conjunction with the acquisition of Voice Quest. The preferred stock automatically converts after a two year holding period into the greatest of $270,000 worth or 216,600 shares of common stock subject to restrictions under Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $223,141.

                  On December 1, 1998, the Company issued 52,500 shares of non-cumulative Series F preferred stock in conjunction with the acquisition of RomNet. The preferred stock automatically converts after a two year holding period into the greater of $700,000 worth or 525,000 shares of common stock subject to restrictions under Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $316,182.

NOTE 18 -         COMMON STOCK

                  During 1998 and 1997, the Company entered into various transactions that include issuance of its common stock. The number of shares issued in each transaction was determined through negotiations among the parties. The per share value of stock exchanged varied among transactions that were similar in nature, based on the time the terms were agreed upon by the parties. Exclusive of the shares exchanged for acquisitions, per share values ranged from $0.40 to $0.96 in 1998 and $0.32 to $0.64, during 1997.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 18 -         COMMON STOCK (Continued)

                  Of the 55,796,154 and 38,835,486 common shares issued as of December 31, 1998 and 1997, respectively, 46,848,462 and 33,003,803 shares are restricted pursuant to the Securities Act of 1933 as amended, and 8,947,692 and 5,831,683 shares were issued pursuant to Rule 504 of the Securities Act of 1933 and are exempt from registration

NOTE 19 -         TREASURY STOCK

                  During 1997, the Company acquired 1,700,000 shares of common stock for $800,000 ($0.47 per share) in cash and 1,078,019 shares of its common stock in settlement of notes receivable for $481,000 ($0.45 per share) from affiliates.

NOTE 20 -         STOCK OPTIONS

                  1998 Stock Options Plan
                  On July 15, 1998, the Board of Directors of the Company approved the Carnegie Internationals Corporation 1998 Stock Option Plan (the "Plan"). The purpose of the Plan is to provide incentives for directors, officers and employees of the company who may be designated for participation and to provide additional means of attracting and retaining personnel.

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

                  Stock Options
                  In October 1998, two Directors of the Company were each granted options to purchase 50,000 shares of common stock of the Company at an average exercise price of $0.94 per share. As of December 31, 1998, none of the options had been exercised.

                  On April 8, 1998 the Chairman and Chief Operating Officer of the Company was granted options to purchase 1,000,000 shares of common stock of the company at an exercise price of $0.45 per share. These options will vest when the company achieves an operating pretax income of at least $1,000,000 for each of two consecutive quarters. These options expire on December 31, 1999. Additional options for 500,000 shares were also issued which have an exercise price of $0.10 per share and vest upon the Company successfully completing an offering of 5 million shares of the Company stock or $5,000,000, whichever is lower, or achieving a $1,000,000 net profit at the end of a fiscal year. As of December 31, 1998 none of the options had been exercised.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 20 -         STOCK OPTIONS (Continued)

                  On April 8, 1998 the Secretary of the Company was granted options to purchase 250,000 shares of common stock of the Company, which are exercisable immediately at an exercise price of $0.45 per share. In addition, in the event the Company completes a public offering of at least 5 million shares of common stock or realizes at least $5,000,000 through such an offering the Secretary will have the option to purchase additional 100,000 shares of common stock for 0.10 per share. As of December 1998 none of the options had been exercised.

                  As part of the Company's employment agreement with its Chief Executive Officer, options for a total of 400,000 shares were issued on May 15, 1997. These options have an exercise price equal to the fair market value at the date of the grant. These options vested as follows: 150,000 on May 15, 1997, 150,000 on December 31, 1997, and 100,000 on September 1, 1998. Additional options for 500,000 shares have an exercise price of $0.10 per share and vest upon the Company successfully completing an offering of 5 million shares of Company stock or $5,000,000, whichever is lower, or achieving a $1,000,000 net profit at the end of a fiscal year. As of December 31, 1998 and 1997 none of the options had been exercised.

                  The vesting of outstanding options is accelerated upon the sale of the company or more than 50% of its outstanding shares to one person or entity.

                  The Company entered into an option agreement in connection with the acquisition of Talidan. This option, which expires in 2001, provides that the option holder may purchase additional shares of the Company's common stock at a price of one tenth of a cent ($0.001) per share. The number of shares that may be purchased will be determined by dividing $2.5 million by the average market price of the common stock of the Company as traded in the thirty days prior to exercise of the option.

                  The Tiller and Talidan stock options have a Put Option associated with them. To the extent that the options are not fully exercised on the third anniversary of the issue date, the holder may, for a period of thirty days following such anniversary, exercise the remainder of the option, in whole or in part. The Company may be required by the holder to purchase the resultant number of shares as determined in the agreement. As of December 31, 1997, the Company recorded its liability under the Put Option based on the discounted value of the stock options utilizing a 10% discount rate. The Option's carrying value was $3,756,574 as of December 31, 1997. The Put Option was terminated in 1998 in consideration for the award of certain distribution rights and software licenses. All of the options were exercised during 1998.

                                        CARNEGIE INTERNATIONAL CORPORATION
                                                 AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1998 AND 1997


NOTE 20 -         STOCK OPTIONS (Continued)

                  The following table summarizes the option activity during 1998 and 1997:

                                                                          1998                         1997
                                                           ----------------------------- ------------------------------
                                                                               Weighted                       Weighted
                                                                                Average                        Average
                                                                               Exercise                       Exercise
                                                                 Shares         Price          Shares           Price
                                                                ---------       ------         -----          --------
                  Options outstanding at beginning of year      6,108,334       $0.020              -         $     -
                  Options exercised                            (3,635,500)       0.001              -               -
                  Adjustment due to change in stock price (1)  (1,572,834)       0.001              -               -
                  Options granted                               1,950,000        0.350      6,108,334             0.02
                  Options forfeited/expired                             -            -                 -            -
                                                       ------------------  -----------------------------     --------

                  Option outstanding at end of year             2,850,000       $0.290      6,108,334            $0.02
                                                               ==========       ======     ==========            =====

                  Option price range at end of year         $0.10 to $1.11                 $0.001 to $0.23
                  Option price range for exercised options          $0.001                  $            -
                  Weighted-average fair value of options,
                    Granted during the year                 $         0.38                  $         0.12
                  Options exercisable at end of year             1,750,000                       5,508,334

                  (1) Number of available options increases or decreases as a result of movement in the stock price. See discussion of stock options above.

                  The following table summarizes options outstanding at December 31, 1998:

                                                                                                           Weighted
                                                                                        Weighted           Average
                                            Number                                       Average          Remaining
                                          Outstanding            Exercise prices    Exercise prices    Contractual life
                                          -----------            ----------------   ---------------    ----------------
                                            1,100,000              $0.10 to $0.15            $0.10                0.64
                                              400,000              $0.20 to $0.25            $0.23                0.20
                                            1,250,000              $0.40 to $0.55            $0.45                1.40
                                              100,000              $0.75 to $1.13            $0.94                2.22

                  The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model, with the following weighted-average assumptions used for grants in 1998 and 1997:

                                                              1998                           1997
                                                    ------------------------       ------------------
                  Risk free interest rate                  4.12% to 5.56%              5.90% to 6.48%
                  Volatility rate                        109.4% to 112.0%                        200%
                  Expected lives                      1.75% to 3.75 years               2 to 4 years

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 20 -         STOCK OPTIONS (Continued)

                  The following table represents the proforma earnings for each period presented if the fair values of options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

                                                    1998                 1997
                                                -------------       ------------
                  Proforma
                    Net earnings (loss)         $(13,909,395)       $ 1,343,321
                    Earnings (loss) per share
                      Basic                     $       (.31)       $      0.06
                      Diluted                   $       (.31)       $      0.06

NOTE 21 -     WARRANTS

                  In December 1998, the Company issued warrants to purchase 250,000 shares of common stock, with 125,000 of the warrants having an exercise price of $0.71 per share and 125,000 of the warrants having an exercise price of $1.25 per share, to Bristol Asset Management, LLC ("Bristol") in connection with Bristol's purchase of common stock. The warrants may be exercised at any time through December 31, 2001. As of December 31, 1998, none of the warrants were exercised.

                  In November 1998, the Company issued a warrant to purchase 2 million shares of common stock, at an exercise price of $1.43 per share, to Westshire Trading Company, in consideration for a prepayment on a $2,340,000 note due the Company. The warrant may be exercised at any time prior to November 2000. As of December 31, 1998, the warrant had not been exercised.

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

NOTE 22 -     RELATED PARTY TRANSACTIONS

                  Legal fees of approximately $409,000 and $187,000 were paid to a firm of which a stockholder is the managing partner for the years ended December 31, 1998 and 1997, respectively.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 22 -     RELATED PARTY TRANSACTIONS (Continued)

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

                  As of December 31, 1997, the Company was obligated on a note payable outstanding to a stockholder in the amount of $185,000, issued in connection with the acquisition of Victoria. In January 1998, the note was paid with the proceeds of the Union Planter's bank loan which has a balance of $160,333 at December 31, 1998.

                  The Company was obligated on a 12% demand note to Strongput International, LLC, a management company partially owned by a shareholder. The note has an unpaid principal balance of $180,484 at December 31, 1997 and was repaid in 1998.

                  The Company has other notes payable to several affiliated individuals and entities with aggregate outstanding balances of $4,169 and $257,113 at December 31, 1998 and 1997,
                  respectively. These notes are due on demand and accrue interest at rates that vary from 10% to 12% per annum. Some of these notes were satisfied by the issuance of 108,000 shares of the Company's common stock valued at $34,200.

NOTE 23 -     INCOME TAXES

                  The components of the provision for income taxes are as follows:

                                                             For The Years Ended
                                                                  December 31,
                                                                  ------------
                                                            1998                1997
                  Current Tax Expense                       ----                ----
                     U.S. Federal                      $          -      $           -
                     State and Local                              -                  -
                                                      --------------     --------------
                  Total Current                                   -                  -
                                                      --------------     --------------

                  Deferred Tax Expense
                     U.S. Federal                                 -                  -
                     State and Local                              -                  -
                                                      --------------     --------------
                  Total Deferred                                  -                  -
                                                      ---------------    --------------

                  Total Tax Provision (Benefit) from
                   Continuing Operations              $           -       $           -
                                                      ==============      =============

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 23 -     INCOME TAXES (Continued)

                  The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 1998 and 1997:

                  Federal Income Tax Rate                         (     34.0)%
                  Effect of Valuation Allowance                         34.0%
                                                                 -----------
                  Effective Income Tax Rate                              0.0%
                                                                ============

                  At December 31, 1998 and 1997, the Company had net carryforward losses of approximately $6,211,000 and $2,300,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                  Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                           ------------
                                                    1998             1997
                                                 -----------       -----------
                  Deferred Tax Assets
                     Loss Carryforwards          $ 2,112,000       $   793,674
                     Less:  Valuation Allowance    2,112,000           793,674
                                                 -----------       -----------
                  Net Deferred Tax Assets        $         -       $         -
                                                 ===========       ============

                  Net operating loss carryforwards expire starting in 2007 through 2018. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 24 -         SEGMENT INFORMATION

                  During 1998 and 1997, the Company operated in three principal industries;

                     a)       Telecommunications
                     b)       Financial Services
                     c)       Restaurant

                  Telecommunications include the development and distribution of software, and telephone operations. Corporate and other includes unallocated corporate costs.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 24 -         SEGMENT INFORMATION (Continued)

                  The Company's foreign operations are conducted by Talidan and PTT.

                                                              Years Ended December 31,
                                                              -----------------------
                                                            1998               1997
                                                        -------------       -------------
                  Revenues from external customers:
                    Telecommunications                    $ 5,358,377         $ 1,216,912
                    Financial services                              -           5,056,223
                    Restaurant                              1,943,640             672,675
                    Corporate                                       -                   -
                                                        -------------       -------------
                                                          $ 7,302,017         $ 6,945,810
                                                          ===========         ===========

                                                              Years Ended December 31,
                                                        ---------------------------------
                                                             1998               1997
                                                        -------------       -------------
                  Interest expense:
                    Telecommunications                 $       12,847      $            -
                    Financial services                              -              16,434
                    Restaurant                                    760               3,092
                    Corporate                                 213,474              29,891
                                                        -------------       -------------
                                                        $     227,081       $      49,417
                                                        =============       =============
                  Income tax expense (benefit):
                    Telecommunications                  $           -       $           -
                    Financial services                              -                   -
                    Restaurant                                      -                   -
                    Corporate                                  12,279        (     12,279)
                                                        -------------       -------------
                                                       $       12,279       $(     12,279)
                                                       ==============       =============
                  Depreciation and amortization:
                    Telecommunications                   $    925,229        $    182,425
                    Financial services                              -              31,929
                    Restaurant                                 36,844              16,627
                    Corporate                                  31,651              17,461
                                                        -------------       -------------
                                                         $    993,764        $    248,442
                                                         ============        ============

                  Segment profit (loss) before taxes:
                    Telecommunications                   $( 9,697,009)        $(    7,612)
                    Financial services  -                           0           3,123,989
                    Restaurant                            (   133,950)              5,312
                    Corporate                             ( 3,733,960)         (1,617,850)
                                                        -------------       -------------
                                                         $(13,564,919)        $ 1,503,839
                                                         ============         ===========

                                        CARNEGIE INTERNATIONAL CORPORATION
                                                 AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1998 AND 1997



NOTE 24 -         SEGMENT INFORMATION (Continued)

                                                                                           Years Ended December 31,
                                                                                         1998               1997
                                                                                    -------------        -------------
                  Segment assets:
                    Telecommunications                                               $ 11,644,430        $ 17,950,863
                    Financial services                                                          -             420,786
                    Restaurant                                                            267,169             486,099
                    Corporate                                                           2,244,074             961,221
                                                                                    -------------        -------------
                                                                                    $  14,155,673        $ 19,818,969
                                                                                    =============        ============
                  Expenditure for segment assets:
                    Telecommunications                                             $      217,974       $     100,000
                    Financial services                                                          -              11,012
                    Restaurant                                                                  -              18,032
                    Corporate                                                             212,335              40,964
                                                                                    -------------        -------------
                                                                                   $      430,309       $     170,008
                                                                                   ==============       =============


                  The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.

                                                                                           Years Ended December 31,
                                                                                         1998                1997
                                                                                    -------------        -------------
                  Revenues from external customers:
                    United States                                                  $    4,057,563      $    5,726,538
                    Brazil                                                              3,204,379           1,204,872
                    United Kingdom                                                         40,075              14,400
                    Other foreign countries                                                     -                   -
                                                                                    -------------      --------------
                                                                                    $   7,302,017      $    6,945,810
                                                                                    =============      ==============
                  Segment assets:
                    Brazil                                                          $   1,293,293$                  -
                    United Kingdom                                                      5,790,592          18,028,192
                    United States, net of intersegment receivables                      7,071,788           1,790,777
                                                                                    -------------        ------------
                                                                                    $  14,155,673        $ 19,818,969
                                                                                    =============        ============

NOTE 25 -     SUBSEQUENT EVENTS

                  On February 26, 1999, the Company acquired all of the issued and outstanding stock of Paramount International Telecommunications, Incorporated ("PITI") of Vista, California in exchange for 6,950,000 shares of common stock. This stock is restricted under rule 144 of the Securities Act of 1934. PITI serves hotels and other businesses, primarily in operator assisted telephone call auditing and international one-plus sectors.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 25 -     SUBSEQUENT EVENTS (Continued)

                  Pursuant to the Acquisition Agreement, Paramount entered into employment agreements with each of the four former stockholders of Paramount, providing for a $130,000 base salary, a signing bonus of $375,000 and 12,500 shares of restricted Common shares of the Corporation.

                  In connection with the purchase of Paramount, the Company agreed to assume a $350,000 finder's fee to which Paramount had agreed in December 1998.

                  In April 1999, the Company acquired all assets of RGG Communications of Rockford, Illinois, for $25,000 cash.

                  In January 1999, the Corporation executed a non-binding letter of intent to acquire all of the assets of The Phone Stop, Inc. and an affiliated entity. In July 1999, Paramount entered into a non-binding letter of intent to acquire all of the outstanding stock or assets of Federation of Associated Health Systems, Inc, a Texas Corporation. The transactions subject to these letters of intent have not been consummated as of January 2000.

                  After trading on the AMEX for one day, the SEC advised the Corporation on April 29, 1999 that certain accounting issued remained unresolved from the Company's prior filing of Form 10-SB/A with the SEC and trading of the Corporation's Common Stock on AMEX was suspended. In October 1999, the Company was notified by the AMEX of a de-listing recommendation by the AMEX listing staff. The Company had filed an appeal with the AMEX. To date, the Company has not been advised on the result of its appeal.

                  The corporation and a number of its current officers and directors are parties to several lawsuits which purport to be class actions filed on behalf of shareholders of the Corporation. The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken representation of all of the defendants in the several lawsuits. The Policy contains a $150,000 retention, applicable to defense costs which the insurance company has waived.

                  In February 1999, the Company received and accepted a non binding letter of intent to purchase all of the outstanding stock of Talidan in a stock for stock exchange. The letter of intent is subject to due diligence by both parties to the possible transaction. The transaction subject to this letter of intent have not been consummated as of January 2000.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 25 -     SUBSEQUENT EVENTS (Continued)

                  In September 1999, the former shareholders of Paramount International Telecommunications, Inc. filed liens against all accounts receivable, all contracts current as of September 1999, furniture, fixtures, equipment and inventory of Paramount International Telecommunications, Inc. to secure a note payable of $1,224,749 plus interest and payments of $1,200,000 plus interest in connection with the sale of Paramount to Carnegie in February 1999.

                  In November 1999, Victoria Station entered into a financing arrangement with IGT Services, Inc., a discount credit card company, whereby IGT advances funds and is reimbursed a portion of revenues generated by customers who use the IGT credit card. IGT has effected a lien on all Victoria Station assets.

                  In December 1999, the former shareholders of ACC Telecom filed liens against all the assets of ACC Telecom and the corporate stock, representing said ownership to secure a note payable of $683,298 due them in connection with the sale of ACC Telecom in May 1998.