Form 10-Q
period 1999-03-31
CARNEGIE INTERNATIONAL CORP
filed 2000-02-11
CIK 311172

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended March 31, 1999

                        Commission file number 000-08918

                       CARNEGIE INTERNATIONAL CORPORATION.
                 (Name of Small Business Issuer in Its Charter)

                  Colorado                               13-3692114
            (State of Incorporation)           (IRS Employer Identification No.)

          11350 McCormick Road Suite 1001 Hunt Valley, Maryland 21031
                    (Address of Principal Executive Offices)

                                 (410) 785-7400
                            Issuer's Telephone Number


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,014,015 shares of Common Stock ($.001 par value) as of January 25, 2000.


         Transitional small business disclosure format:  Yes     No x
                                                            ---    ---

                       CARNEGIE INTERNATIONAL CORPORATION

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 1999


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

                  Consolidated Statements of Losses:
                  Three Months Ended March 31, 1999 and 1998;

                  Consolidated Balance Sheets:
                  March 31, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows:
                  Three months ended March 31, 1999 and 1998

                  Notes to Consolidated Financial Statements:
                  March 31, 1999

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 1.      Legal Proceedings.

         Item 2.      Changes in Securities

         Item 3.      Defaults Upon Senior Securities.

         Item 4.      Submission of Matters to a Vote of Security Holders.

         Item 5.      Other Information.

         Item 6.      Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited).

                                                   CARNEGIE INTERNATIONAL CORPORATION
                                                   CONSOLIDATED STATEMENTS OF LOSSES
                                                               (Unaudited)

                                                           Three Months Ended
                                                      March 31,
                                                       1999                1998
                                                       ----                ----

REVENUES:
              Operating                                  3,168,958       1,498,618
              Service contracts                            364,417            --
                                                      ------------    ------------
              Total revenue                              3,533,375       1,498,618

COST OF SALES                                            1,666,730         186,412
                                                      ------------    ------------

GROSS PROFIT                                             1,866,645       1,312,206

OPERATING EXPENSES:
              Selling, general and administrative        2,436,261       2,806,212
              Management bonus                           1,500,000            --
              Asset impairment                                --         7,660,480
              Depreciation and amortization                794,277          67,834
                                                      ------------    ------------
              Total operating expenses                   4,730,538      10,534,526

LOSS FROM OPERATIONS                                    (2,863,893)     (9,222,320)

OTHER INCOME(EXPENSE):
              Interest income                                3,824          35,782
              Interest expense                             (99,459)        (55,118)
              Other income                                  19,251           2,008
              Gain on sale of subsidiary                      --         1,612,195
                                                      ------------    ------------
              Total other income (expense)                 (76,384)      1,594,867

LOSS BEFORE INCOME TAXES                                (2,940,277)     (7,627,453)
Income taxes( benefit)                                        --              --
                                                      ------------    ------------
NET LOSS                                              $ (2,940,277)   $ (7,627,453)
                                                      ============    ============
Loss per common share (basic and assuming dilution)          (0.05)          (0.19)

Weighted average common shares outstanding              58,421,710      39,176,918

COMPREHENSIVE LOSS:                                     (2,940,277)     (7,627,453)
Foreign currency translation adjustment                         128            --
                                                       ------------    ------------
                                                         (2,940,149)     (7,627,453)
COMPREHENSIVE LOSS                                     ============    ============


         The accompanying notes are an integral part of these statements

                       CARNEGIE INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     March 31,       March 31,
                                                                                       1999            1998
                                                                                       ----            ----
ASSETS
Current Assets:
         Cash and equivalents                                                    $    633,355    $    530,838
         Accounts receivable, net of allowance for doubtful accounts                2,239,768         994,004
         Loans receivable                                                             572,195       1,591,641
         Inventory, at cost                                                           331,908         199,469
         Prepaid expenses                                                             108,460         185,428
                                                                                 ------------    ------------
Total current assets                                                                3,885,686       3,501,380
Property and equipment, less accumulated depreciation                               1,244,430         556,803
Software development costs, less accumulated amortization                           5,235,973       7,071,450
Intangible assets, less accumulated amortization                                   46,103,480            --
Other assets                                                                          195,285         231,182
                                                                                 $ 56,664,854    $ 11,360,815
                                                                                 ============    ============
LIABILITIES &  STOCKHOLDERS' EQUITY

Current Liabilities
         Notes payable                                                           $    326,563    $       --
         Current maturities of long-term debt                                       1,146,253         266,375
         Current maturities of notes payable to related parties                          --           352,071
         Deferred revenue                                                             125,230            --
         Accounts payable and accrued liabilities                                   2,571,929       1,014,250
                                                                                 ------------    ------------
Total current liabilities                                                           4,169.975       1,632,696


Long-term debt to related parties, less current maturities                          1,723,590       5,597,345
Stockholders' Equity:
      Convertible preferred stock, Series A, B, E, and F, $1 par value;
        40,000,000 shares authorized; 274,100 issued at March 31, 1999;
        200,000 issued at March 31, 1998                                              274,100         200,000


Common stock, no par with a stated value of $.01 per share; 110,000,000 shares authorized; 63,341,354 issued and 60,563,335 outstanding at March 31, 1999;
42,511,057 issued and 39,733,038 outstanding  at  March 31, 1998                      605,633         397,331
Additional paid-in capital                                                         68,680,951       3,703,550
Retained earnings (Deficit)                                                       (17,504,159)      1,115,293
Foreign currency translation adjustment                                                (4,236)         (4,400)
                                                                                 ------------    ------------
                                                                                   52,052,289       5,411,774
Less treasury stock, at cost                                                       (1,281,000)     (1,281,000)
                                                                                 ------------    ------------
Stockholders' equity                                                               50,771,289       4,130,775
                                                                                 $ 56,664,854    $ 11,360,815
                                                                                 ============    ============

        The accompanying notes are an integral part of these statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                    1999             1998
                                                                                    ----             ----
Increase (Decrease) in cash and equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                                          (2,737,693)    (7,627,183)
Adjustments to reconcile net loss to net cash provided
      by operating activities:
Depreciation and amortization                                                        794,277         67,834
Asset impairment loss                                                                   --        7,660,480
Gain on sale of subsidiaries                                                            --       (1,612,195)
Sale of software and distribution rights                                                --       (3,756,574)
Non- cash  compensation charge                                                          --          212,997
Issuance of stock options                                                                         1,036,991
Accounts receivable                                                               (1,540,080)      (232,540)
Due from Affiliates                                                                1,568,937           --
Loans receivable                                                                        --       (1,581,441)
Inventory                                                                           (186,780)      (166,894)
Prepaid expenses                                                                     (51,871)      (160,808)
Refundable income taxes                                                                 --           12,279
Accounts payable and accrued expenses                                                (24,519)      (259,814)
Deferred revenue                                                                      50,187
Other, net                                                                           (81,483)       179,066

                                                                                   -----------    -----------
NET CASH USED IN OPERATIONS                                                       (2,209,025)    (6,227,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash proceeds                                                                --          400,000
Purchase of property and equipment                                                  (448,614)       (85,689)
Capitalized software, net                                                            435,201       (406,497)
Loans receivable
Notes receivable                                                                     486,029           --
                                                                                   -----------    -----------
NET CASH FROM INVESTING ACTIVITIES                                                   472,616        (92,186)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable                                              644,965        284,200
Proceeds from the sale of  options to purchase common stock                           46,750     (1,326,607)
Proceeds from the sale of common stock                                               840,400      5,597,345
Proceeds form sale of subsidiaries                                                      --        2,069,446
                                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,532,115      6,624,384



NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (204,294)       304,396

CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD                                       837,649        226,442

CASH AND CASH EQUIVALENTS- END OF PERIOD                                             633,355        530,838
SUPPLEMENTAL INFORMATION:
Interest paid                                                                         19,514         55,118
Income taxes paid                                                                        --             --
Common stock issued in exchange for debts                                                --         284,200
Common stock issued in exchange for services                                          87,100        406,743
Common stock issued in exchange for acquisitions                                  43,137,600            --

During the first three-month period of 1999, the Company issued 6,950,000 shares of stock for the acquisition of Paramount. This stock was valued at $43,137,500.

                       CARNEGIE INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1998 annual report included in SEC Form 10-KSB/A.

Amounts for the three months ended March 31, 1998 have been reclassified to conform with the March 31, 1999 presentation.


Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Carnegie International Corporation ("Company") and its wholly-owned subsidiaries, Talidan Limited , a British Virgin Islands corporation,; Profit Through Telecommunications (Europe) Limited, a United Kingdom corporation; Talidan USA t/a Victoria Station, a Florida corporation; Harbor City Corporation t/a ACC Telecom, a Maryland corporation; Voice Quest, Inc., a Florida corporation; RomNet Support Services, Inc., a Maryland corporation; Carnegie Communications, Inc., a Maryland corporation ECAC Europe , a United Kingdom corporation; Electronic Card Processing, Inc. ("ECPI"), a Maryland corporation; Electronic Card Acceptance Corporation, a Virginia corporation; TimeCast Corporation, a Nevada corporation, and Paramount International Telecommunications, Inc.("Paramount").

All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B - SEGMENT INFORMATION

         During 1999 and 1998, the Company operated in three principal industries: telecommunications , financial services and restaurant. Telecommunications include the development and distribution of software, and telephone operations. Corporate and other includes unallocated corporate costs. The Company's foreign operations are conducted by Talidan and PTT.

                                                         Three Months Ended March 31,
REVENUES FROM EXTERNAL CUSTOMERS:                        1999                  1998

  Telecommunications                                     $  3,023,848    $    995,074

  Restaurant                                                  509,527         483,599
  Corporate                                                      --            19,945
                                                         ------------    ------------
Total                                                    $  3,533,375    $  1,498,618

INTEREST EXPENSE:
  Telecommunications                                     $     16,059    $      1,555
  Restaurant                                                       --             194
  Corporate                                                    83,400          53,369
                                                         ------------    ------------
Total                                                    $     99,459    $     55,118
                                                         ============    ============
DEPRECIATION AND AMORTIZATION:
  Telecommunications                                     $    512,394    $     50,526
  Restaurant                                                      729           9,395
  Corporate                                                   281,154           7,913
                                                         ------------    ------------
Total                                                    $    794,277    $     67,834
                                                         ============    ============

SEGMENT PROFIT
(LOSS) BEFORE TAXES:
  Telecommunications                                     $   (311,343)   $ (7,920,473)
  Restaurant                                                   32,731         (58,563)
  Corporate                                                (2,661,665)        351,853
                                                         ------------    ------------
Total                                                    $ (2,940,277)   $ (7,627,183)
                                                         ============    ============

SEGMENT ASSETS:
  Telecommunications                                     $ 12,329,589    $  9,940,713
  Restaurant                                                  330,958         227,216
  Corporate                                                44,004,307       1,192,886
                                                         ------------    ------------
Total                                                    $ 56,664,854    $ 11,360,815
                                                         ============    ============

EXPENDITURE FOR
SEGMENT ASSETS:
  Telecommunications                                     $    235,319    $    269,880
  Restaurant                                                       --              --
  Corporate                                                     6,878              --
                                                         ------------    ------------
Total                                                    $    242,197    $    269,880
                                                         ============    ============

The following
geographic area
data for trade
revenues is based
on product or
service delivery
location and
property, plant
and equipment is
based on physical
location.

                                                  Three
                                                  Months
                                                  Ended
                                                 March 31,
                                                 ----------
REVENUES FROM EXTERNAL                   1999              1998
CUSTOMERS:

  United States                         $ 3,330,959   $   463,654
  Brazil                                    187,979     1,024,945
  United Kingdom                             14,437        10,019
                                        -----------   -----------
Total                                   $ 3,533,375   $ 1,498,618
                                        ===========   ===========

SEGMENT ASSETS:
  U.S., net of intersegment             $51,121,771   $ 4,986,140
receivables
  Brazil                                     74,975     1,022,473
  United Kingdom                          5,468,108     5,352,202
                                        -----------   -----------
Total                                   $56,664,854   $11,360,815
                                        ===========   ===========


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         Three Months Ended March 31, 1999 and 1998


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of Company
----------------------

The Corporation is a holding company that operates a group of owned subsidiaries in the telecommunications, Internet support & computer service, and restaurant industries. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The Corporation's telecommunication's business includes the development of interactive voice response ("IVR") and voice recognition system software, telecommunication billing clearing services to hospitality, health care and pay-telephone industries for 0+ (credit card) & 0- (operator assisted) calls, the marketing of international long distance call traffic through the promotion of information and entertainment services, and the sale, installation and servicing of telephone equipment. The Internet and computer services include technical support services (help desk) for software and hardware, Internet support services including Web development and e-commerce. The Corporation's restaurant business consists of the ownership and operation of one restaurant located in the Miami, Florida area. A full description of the Companies subsidiaries are in the 1998 10-KSB/A filed on January 25, 2000


Forward Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved

Results of Operations
---------------------

The Company's revenues increased by $ 2,034,757 to $3,533,375 for the three months ended March 31, 1999, from $1,498,618 during the same period in 1998. The increase in revenues is a result of the Company's acquisition of Paramount International Telecommunications, Inc. in February, 1999. Service contract revenue increased to $364,417 during the three months ended March 31, 1999 from no revenues during the first quarter of 1998. The increase is due to increased service revenues attributed the Company's RomNet and ACC Telecom subsidiaries during the quarter ended March 31, 1999.

Cost of sales for the quarter ended March 31, 1999 were $1,666,730, an increase of $1,480,588 from $186,142 during the quarter ended March 31, 1998. The increase is a result of including the results of operations of the Company's Paramount subsidiary.

Expenses decreased $ 5,803,988 for the first three months of 1999 compared to the same period in 1998. Expenses as a percentage of revenues were 133.8% in the first three months of 1999 as compared to 702.9% in 1998. Selling, general and administrative increased $1,130,049 for the first three months of 1999 to $3,936,261 from $2,806,212 during the quarter ended March 31, 1998. The increase was a result of the Company incurring costs associated with the implementation of the Paramount operations during the quarter and increased use of outside professional services in connection with compliance with regulatory filing requirements. In accordance with Financial Accounting Standards Number 121, Impairment of Long-lived Assets, the Company recognized an impairment expense during the quarter ended March 31, 1998 in the amount of $7,660,480 as compared to no impairment expense during the quarter ended March 31, 1999. The expense in 1998 related to the impairment of the telecommunications assets held by the Company's subsidiary in Brazil. Depreciation and amortization expense increased $726,443 to $ 794,277 during the three months ended March 31, 1999 from $67,834 during the quarter ended March 31, 1998. The increase was is a result of including the amortization of the goodwill associated with the acquisition of the Company's Paramount subsidiary.

Other income and expenses for the quarter ended March 31, 1999 was $ 76,384 of net expenses as compared to net other income of $1,594,867 during the same period. The principal component of other expenses during the three months ended March 31, 1999 was interest expense of $99,459, an increase of $44,341, or 80.4% from $55,118 during the three months ended March 31, 1998. The increase was due to the debt issued and assumed in connection with the acquisition of Paramount in February, 1999. During the three months ended March 31, 1998, the Company recognized a $1,612,195 gain from the sale of certain subsidiaries. This compared to no gain on sale of subsidiaries in 1999.

Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, the Company had a working capital deficit of $ 284,289 compared to $ 24,200 of working capital at December 31, 1998, a decrease in working capital of $ 308,614. The decrease in working capital was substantially due to the decrease its accounts receivable from affiliates and related parties during the first three months of 1999 As a result of the Company's operating losses during the three months ended March 31, 1999 and 1998, the Company generated cash flow deficits of $ 2,209,025 in 1999 as compared to a deficit of $ 6,227,802 in 1998 from operating activities. The Company met its cash requirements during the first three months of 1999 through the private placement of $ 840,400 of the Company's common stock and the sale of options to purchase stock in the amount of $ 46,750. In addition, during the first three months of 1999, the Company borrowed a net of $644,965 from private sources.

The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. There are no assurances the Company will be successful in raising the funds required.

The Company is subject to several lawsuits that is discussed in detail below under Part ll, Item 1. Carnegie intends to vigorously defend the complaints, which have been filed against the Company and its officers and directors, as well as the consolidated complaint that may be filed later this year. Each of the complaints filed to date seeks monetary damages and other relief; however, none specifically allege a defined amount of damages. The Company believes it will be successful in the defense of these actions. There can be no assurance in this regard.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

         On May 28, 1999, the Corporation filed a complaint in the United States District Court for the District of Maryland against Kelly Allen, Ark Capital, Inc., G. William Higbee, and an individual using an Internet chat room whose legal name is unknown. The complaint asserts a claim based on defamatory statements made over the Internet by the defendants. The defendants stated that certain officers sold shares of the Common Stock of the Corporation two days before trading of the Common Stock on AMEX was halted. These statements were false. In fact the corporate officers did not sell the shares in the market. All shares referred to in these statements were voluntarily returned to the Corporation without consideration. Contemporaneously proper forms were filed by each officer with the Securities and Exchange Commission to such effect. The Complaint seeks compensatory and punitive damages. Defendant Higbee has entered into an agreement with the Company retracting these statements as false pursuant to a Stipulation filed with the Court. Additional information can be found on the 10-KSB/A. The Company has dropped its action against Higbee but will pursue the other defendants vigorously.

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

         Carnegie is about to commence arbitration with The J-Net Group, former owners of Carnegie's subsidiary, RomNet, regarding certain payment issues. The J-Net Group contends that Carnegie is indebted to it in the amount of $112,000.00 to be paid in four semi-annual installments of $28,000.00 and Carnegie believes that it is entitled to a setoff in the amount of $71,734.00 thereby alleviating any present claim and reducing any future claim that The J-Net Group may have. Arbitration is to begin in New York in March 2000. Carnegie believes that its position is valid.

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

         In August 1999, the Plaintiffs in the several actions which have been filed in Federal Court moved to consolidate their complaints, in accordance with provisions of the Private Securities Law Reform Act of 1995 (the "PSLRA"). The Company and the other Defendants in those actions consented to the motion and, on or about September 1, 1999, the Court entered an Order consolidating the actions and requiring that a consolidated complaint be filed on or before October 31, 1999. The parties have since agreed to extend until March 15, 2000 the time within which such a consolidated complaint must be filed. As a result of the application of certain statutory provisions, the Corporation's response to these complaints is, therefore, not yet required. Accordingly, the Corporation has not yet formally responded.

         Certain other pre-trial proceedings have occurred, since the filing of the complaints. The Company does not expect that the litigation will become active until a consolidated complaint is filed, in March 2000, or thereafter.

         Carnegie intends to vigorously defend the complaints which have been filed against the Company and its officers and directors, as well as the consolidated complaint that may be filed later this year. Each of the complaints filed to date seeks monetary damages and other relief; however, none specifically allege a defined amount of damages. The Company believes it will be successful in the defense of these actions. There can be no assurance in this regard.


Item 2.  Changes in Securities.

During this reporting period the Company issued 420,200 of restricted common stock in accordance with Rule 506, Regulation D, promulgated under the Securities Act of 1933 for a total consideration of $840,400 to a group of accredited investors. A Director of the Company exercised options awarded to him totaling 50,000 shares for an exercise price of $46,750. The aggregate proceeds from the sale of these restricted common shares were used for normal Company operating costs and expenses.

The Company, as reported in an 8k filing of May 24, 1999, acquired all of the issued and outstanding shares of Paramount International Corporation of Vista, California for 6,950,000 shares of restricted common stock of the Corporation

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

Acquisitions
------------

         In February 1999, the Corporation acquired the stock of Paramount International Telecommunications, Inc., a Nevada corporation ("Paramount"), an outside service provider to the hospitality, health care and pay-telephone industries in the United States, Mexico and Canada. In exchange for all of the issued and outstanding stock of Paramount, the Corporation issued to the former Paramount stockholders 6,950,000 shares of Carnegie restricted Common Stock. Pursuant to the Acquisition Agreement, Paramount entered into employment agreements with each of the four former stockholders of Paramount. Each agreement provides for a $130,000 base salary with a signing bonus of $375,000 and 12,500 shares of restricted Common Stock of the Corporation. Additionally, each will be entitled to receive additional shares of Common Stock of the Corporation based on Paramount's sales revenues and income levels for the two-year period commencing April 1, 1999 and ending March 31, 2001. In March 1999, Paramount signed a three-year contract with First Choice Communications of Texas to provide services that generate automated operated-assisted calling data in the hospitality industry. In addition, in April 1999, Paramount entered into a Memorandum of Understanding with a subsidiary of BCT.TELUS, a major Canadian telephone company, to provide and receive certain services for its hospitality industry clients in Canada. As of November 30, 1999, the Memorandum of Understanding has not been reduced to a contract. The Company expects to complete and execute this contract in the year 2000, however there can be no assurance in this regard. The Company has also agreed with Bristol Asset Management to assume a $350,000 cash obligation of Paramount Corporation. This obligation has not been paid by the Company and is past due. The Company agreed pursuant to discussions with the SEC staff, to expense the $1,500,000 sign-on bonus in the first quarter 1999. Refer to the Company's 1998 10-KSB/A filed January 25, 2000 for additional information on Paramount.

Letter of Intent
----------------

         In January 1999, the Corporation executed a non-binding letter of intent to acquire all of the assets of (i) The Phone Stop, Inc., ("The Phone Stop") located in Illinois, (which is engaged in sales of Ameritech cellular phones and services, as well as answering machines, cordless phones, pagers and related residential phone products); and (ii) an affiliated entity of The Phone Stop engaged in the sales and servicing of Comdial phone equipment, primarily to governmental agencies. The transactions which are the subject of letters of intent are not expected to be completed until the shares of the Company resume trading. During the first quarter, the Company signed Letters of Intent with P.C. Net and Internet Notification Systems. These Letters of Intent did not result in a contract to purchase due to the trading halt of April 29, 1999.

10-KSB/A Filing and Suspension of Trading of Common Stock on AMEX
-----------------------------------------------------------------

         On March 29, 1999 the SEC advised the Corporation of certain accounting comments to its previously filed Form 10-SB/A. On April 27, 1999, the Corporation, in the belief that the accounting issues had been resolved, filed its annual report on Form 10-KSB. On April 28, 1999, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") and the Corporation's Common Stock began trading there. On April 29, 1999, the SEC advised the Corporation that it had questions regarding certain accounting issues and requested additional information. As a result of this SEC request, trading of the Corporation's Common Stock was suspended by AMEX pending resolution of such accounting issues. The issues have been discussed at length with the SEC and the Company has restated 1997 and 1998 audited consolidated financial statements reflecting such discussions, which are filed as part of Form 10-KSB/A. (See 10-KSB/A for additional detailed information.)

Impairment
----------

         The value of stock, options and warrants used in the purchase of Talidan have been restated. Before discussion with the SEC and in the original filing, the Company valued the stock at a discount to market of 85%. The first recommendation by the staff of the SEC included a discount reflecting only 15% to market. There was much discussion of this issue and the discount was in fact valued at 33-1/3 % to market with the staff's agreement. The 1997 financial results of the Company reflect this change. The warrants originally were valued using a Black Scholls method that was restated to a Monte Carlo simulation. Subsequent evaluation of the cash flow, however, did not support the new value. Adverse economic conditions in the Brazilian marketplace, and changes in the local telephone industry substantially eroded cash flows. Talidan reported an impairment of goodwill resulting in a charge of $7,660,480 in the first quarter of 1998. The Company suspended the operations of Talidan in June 1999. (See 10-KSB/A for additional detailed information.)

Purchase Agreement Issues
-------------------------

The purchase agreement for ACC Telecom required quarterly payments of $50,000 per quarter over 5 years for a total of $1,000,000 of principal and interest. The first payment was due on the closing with quarterly payments starting on September 1, 1998. A payment was made in March, 1999, resulting in a balance of $800,000 due under this agreement. The selling shareholders and the Company have a buy back/sell back agreement that could be invoked based on the marketability of MAVIS(TM) or cash flows.

The purchase agreement for Paramount calls for payment due the Eberle Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date due to the trading halt. The Trust has agreed to accept monthly interest payments until trading resumes. At that time a payment schedule will be agreed to. The agreements are referenced in the exhibits attached. The Company notes that if the Company shares do not resume trading in a reasonable period of time, the possibility exists for an attempted rescission of this transaction which would result in litigation. The Company does not believe that this will occur, but can give no assurance of this.


Resignations
------------

Steven Thomas resigned on January 1, 1999 as Managing Director of PTT (Europe) Limited. Michael Faulks who was the Technical Director of PTT and is Vice President of the Company assumed his responsibilities

David Pearl resigned as Corporate Secretary as of January 22, 1999 to pursue other opportunities.


Item 6.  Exhibits and Reports on Form 8-K.

         An 8K was filed for the Purchase Agreement of Paramount International Telecommunications the Security and Commission on May 24, 1999 and incorporated by reference herein.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CARNEGIE INTERNATIONAL CORPORATION
                                        Registrant


 February 11, 2000                      By: /s/ Lowell Farkas
 ----------------                          ------------------
       Date                                     Lowell Farkas
                                                President and Chief Executive
                                                Officer


                                        By  /s/ Richard Greene
                                            ------------------
                                                Richard Greene, CPA
                                                Secretary and Vice President,
                                                Corporate Acting Chief Financial
                                                Officer