Form 10-Q
period 1999-06-30
CARNEGIE INTERNATIONAL CORP
filed 2000-02-11
CIK 311172

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 1999

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

                                  (410)785-7400
                            Issuer's Telephone Number


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

                       CARNEGIE INTERNATIONAL CORPORATION

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 1999


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

                  Consolidated Statements of Losses:
                  Three Months Ended June 30, 1999 and 1998;
                  Six Months Ended June 30, 1999 and 1998

                  Consolidated Balance Sheets:
                  June 30, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements:
                  June 30, 1999

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

         Item 5.      Other Information.

         Item 6.      Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited).

                       CARNEGIE INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                               1999             1998             1999             1998
                                                               ----             ----             ----             ----
REVENUES:
         Operating                                          $  5,750,155    $  2,027,031    $  8,919,113    $  3,525,649
         Sale of service contracts                               312,452               0         676,869               0
                                                            ------------    ------------    ------------    ------------
                                                               6,062,607       2,027,031       9,595,982       3,525,649
COST OF SALES                                                  3,981,714         349,525       5,648,444         537,667
                                                            ------------    ------------    ------------    ------------
GROSS PROFIT                                                   2,080,893       1,677,506       3,947,538       2,987,982

OPERATING EXPENSES:

         Selling, General & Administrative                     3,003,526       3,139,085       5,305,487       5,945,297
         Professional fees                                       651,000            --           785,300             --
         Management bonus                                           --              --         1,500,000             --
         Impairment expense                                         --              --              --         7,660,480
         Depreciation and amortization                         1,601,657         116,799       2,395,934         184,633
                                                             ------------    ------------    ------------    ---------
         Total operating expenses                              5,256,183       3,255,884       9,986,721      13,790,410
LOSS FROM OPERATIONS                                          (3,175,290)     (1,578,378)     (6,039,183)    (10,802,428)

OTHER INCOME(EXPENSE)
         Interest income                                         104,086          35,783         107,910          71,565
         Interest expense                                        (23,609)        (56,717)       (123,068)       (111,835)
         Other income                                             12,594         655,446          31,845         657,454
         Gain(loss) on sale of subsidiaries                         --              --              --         1,612,195
                                                            ------------    ------------    ------------    ------------
         Total other income (expense)                             93,071         634,512          16,687       2,229,379
                                                            ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                      (3,082,219)       (943,866)     (6,022,496)     (8,573,049)

INCOME TAXES (BENEFIT)                                              --               --              --              --
                                                            ------------    ------------    ------------       ---------
NET LOSS                                                      (3,082,219)       (943,866)     (6,022,496)     (8,573,049)
                                                            ============    ============    ============    ============
Loss per common share (basic and assuming dilution)         $       (.05)   $      (0.02)   $      (0.10)   $   (0.21)

Weighted average common shares outstanding
           Basic and diluted                                  62,791,530      41,676,475      60,618,944      40,385,675

COMPREHENSIVE LOSS:
           Net loss                                         $ (3,082,219)       (943,866)     (6,022,496)     (8,573,049)
           Foreign currency translation                               98              --             226              98
                                                               ------------    ------------    ---------       ---------
COMPREHENSIVE LOSS                                          $ (3,082,121)       (943,866)     (6,022,270)     (8,572,951)
                                                               ============    ============    ============    =========

        The accompanying notes are an integral part of these statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       June 30,          June 30,
                                                                                         1999              1998
                                                                                         ----              ----
ASSETS
Current Assets:
         Cash and equivalents                                                      $    886,233    $     52,042

         Accounts receivable, net of allowance for doubtful
             accounts                                                                 1,845,753       1,156,138
         Due from former subsidiaries                                                      --         1,670,542
         Note receivable and accrued interest                                              --         1,739,690
         Loans receivable                                                               190,141           5,000
         Inventory, at cost                                                             516,387         218,551
         Prepaid expenses                                                               127,788         182,640
                                                                                   ------------    ------------
Total current assets                                                                  3,566,302       5,024,603
Property and equipment, less accumulated depreciation                                 1,201,495       1,095,851
Software development costs, less accumulated amortization                             5,104,804       7,016,379
Intangible assets, less accumulated amortization                                     45,528,835         600,310
Due from related parties                                                                   --           123,773

Other assets                                                                            625,657         353,018
                                                                                    ------------    ------------
                                                                                   $ 56,027,093    $ 14,213,934
                                                                                   =============   =============
LIABILITIES &  STOCKHOLDERS' EQUITY

Current Liabilities
          Notes payable                                                            $    426,563    $    685,914
          Current maturities of long-term debt                                          992,024         408,447
          Current maturities of notes payable to related parties                        299,850         482,778
          Deferred revenue                                                               73,975             --
          Accounts payable and accrued liabilities                                    3,471,361       1,173,410
                                                                                    ------------    ------------
Total current liabilities                                                             5,263,773       2,750,549

Long-term debt, less current maturities                                                    --         1,000,481
Long-term debt to related parties, less current maturities                            1,802,607       3,944,403

Stockholders' Equity:

Convertible preferred stock par value, Series A, B, E, and F,$1.00 par value per share; 40,000,000 shares authorized; 274,100 issued at June 30, 1999; 200,000 issued at June 30, 1998
                                                                                        274,100         200,000
Common stock, no par with a stated value of $.01 per share; 110,000,000 shares authorized ;63,341,354 issued and 59,288,335 outstanding at June 30, 1999;
47,548,189 issued and 44,770,170 outstanding  at  June 30, 1998                         592,883         447,702
Additional paid-in capital                                                           69,965,246       5,135,804
Retained earnings (deficit)                                                         (20,586,378)      2,020,377
Foreign currency translation adjustment                                                  (4,138)         (4,382)
                                                                                    ------------    ------------
                                                                                     50,241,713       7,799,501
Less treasury stock, at cost                                                         (1,281,000)     (1,281,000)
                                                                                     ------------    ------------
Stockholders' equity                                                                 48,960,713       6,518,501
                                                                                     ------------    ------------
                                                                                   $ 56,027,093    $ 14,213,934
                                                                                    ============    ============

        The accompanying notes are an integral part of these statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended June 30,
                                                            1999             1998
                                                            ----             ----

Increase (Decrease) in cash and equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                        $ (6,022,496)   $ (8,573,049)
Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation and amortization                      2,395,934         184,633
         Asset impairment loss                                   --         7,660,480
         Gain on sale of subsidiaries                            --        (1,612,195)
         Sale of software and distribution rights                --        (3,756,574)
         Non cash expenses                                       --           548,141
         Issuance of stock options                               --         1,038,991
         Accounts receivable                               (1,146,065)       (394,674)
         Due from affiliates                                1,378,796        (335,113)
         Inventory                                           (371,259)       (185,976)
         Prepaid expenses                                     (71,199)       (158,020)
         Refundable income taxes                                 --            12,279
         Other assets                                         (33,599)        (66,543)
         Accounts payable and accrued expenses                874,913        (100,654)
         Deferred revenue                                      (1,068)             --
         Other, net                                              --            25,028
                                                          ------------   ------------
Cash used in operations                                    (2,996,043)     (5,713,206)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash proceeds                                         --           400,000
Purchase of property and equipment                           (436,720)       (624,737)
Capitalized software, net                                     566,370        (351,426)
Loans receivable                                                 --               --
Notes receivable                                            1,058,224             --
Acquisition costs                                                --               --
                                                         ------------    ------------
Net cash from investing activities                          1,187,874        (576,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable                                       --          (561,287)
Proceeds from sale of option to purchase stock                 46,750
Proceeds from issuance of notes payable                       969,603       4,775,272
Sale of common stock                                          840,400       1,801,004
Proceeds form sale of subsidiaries                                  0         100,000
                                                         ------------    ------------
Net cash provided by financing activities                   1,856,753       6,114,989


NET INCREASE (DECREASE) IN CASH AND CASH                       48,584        (174,380)
EQUIVALENTS
CASH AND CASH EQUIVALENTS- BEGINNING OF                       837,649         226,422
PERIOD                                                   ------------    -----------

CASH AND CASH EQUIVALENTS- END OF PERIOD                      886,233          52,042

SUPPLEMENTAL INFORMATION:
Interest paid                                                  36,309         113,400
Income taxes paid                                                --              --
Common stock issued in exchange for debts                                     284,200
Common stock issued in exchange for services                  132,529            --
Common stock issued in exchange for capital asset          43,137,500            --

During the first three month period of 1999, the Company issued 6,950,000 shares of stock for the acquisition of Paramount. This stock was valued at $43,137,500.

During May 1998, the Company purchased all of the stock of ACC Telecom for 200,000 shares of series A convertible preferred stock and a note for $904,962, representing an aggregate price of $2,467,855.


        The accompanying notes are an integral part of these statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1998 annual report included in SEC Form 10-KSB/A.


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

Segment Information
-------------------
         During 1999 and 1998, the Company operated in three principal industries: telecommunications , financial services and restaurant. Telecommunications include the development and distribution of software, and telephone operations. Corporate and other includes unallocated corporate costs. The Company's foreign operations are conducted by Talidan and PTT.

                                               Three Months Ended June 30,     Six Months Ended June 30,
REVENUES FROM EXTERNAL CUSTOMERS:                 1999             1998           1999            1998
  Telecommunications                         $  5,575,493    $  1,551,417    $  8,599,341    $  2,546,491
  Restaurant                                      487,114         455,669         996,641         939,268
  Corporate                                          --            19,945             --           39,890
                                             ------------    ------------    ------------    ------------
Total                                        $  6,062,607    $  2,027,031    $  9,595,982    $  3,525,649

INTEREST EXPENSE:
  Telecommunications                         $      3,413    $      3,166    $     19,472    $      4,721
  Restaurant                                       13,260             182          13,260             376
  Corporate                                         6,936          53,369          90,336         106,738
                                             ------------    ------------    ------------    ------------
Total                                        $     23,609    $     56,717    $    123,068    $    111,835

DEPRECIATION AND AMORTIZATION:
  Telecommunications                         $    403,392    $    100,043    $    915,786    $    150,569
  Restaurant                                         --             8,843             729          18,238
  Corporate                                     1,198,265           7,913       1,479,419          15,826
                                             ------------    ------------    ------------    -------------
Total                                        $  1,601,657    $    116,799    $  2,395,934    $    184,633

SEGMENT PROFIT (LOSS) BEFORE TAXES:
  Telecommunications                         $   (328,101)   $    369,076    $   (639,444)   $ (7,551,397)
  Restaurant                                        4,359         (54,601)         37,090        (113,164)
  Corporate                                    (2,758,477)     (1,260,342)     (5,420,142)       (908,489)
                                             ------------    ------------    ------------    ------------
Total                                        $ (3,082,219)   $   (945,867)   $ (6,022,496)   $ (8,573,050)

SEGMENT ASSETS:
  Telecommunications                         $    223,552    $  3,313,781    $ 12,553,141    $ 13,254,494
  Restaurant                                       45,985         (14,007)        376,943         213,209
  Corporate                                      (907,298)       (446,655)     43,097,009         746,231
                                             ------------    ------------    ------------    ------------
Total                                        $   (637,761)   $  2,853,119    $ 56,027,093    $ 14,213,934

EXPENDITURE FOR SEGMENT ASSETS:
  Telecommunications                         $     47,593    $     89,521    $    282,912    $    359,401
  Restaurant                                           --              --              --              --
  Corporate                                         5,285              --          12,163              --
                                              ------------    ------------    ------------    -----------
Total                                        $     52,878    $     89,521    $    295,075    $    374,901

The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment is based on physical location.
                                                    Three Months Ended June 30,      Six Months Ended June 30,
REVENUES FROM EXTERNAL CUSTOMERS:                      1999              1998         1999            1998
  United States                                    $  5,935,643    $    932,961   $  9,266,602   $  1,396,615

  Brazil                                                113,176       1,084,051        301,155      2,108,996
  United Kingdom                                         13,788          10,019         28,225         20,038
                                                     ------------   ------------    ----------     ----------
Total                                              $  6,062,607    $  2,027,031   $  9,595,982   $  3,525,649

SEGMENT ASSETS:
  U.S., net of intersegment                        $   (570,458)   $  2,692,894   $ 50,551,313   $  7,679,034
receivables
  Brazil                                                 23,103          20,326         98,078      1,042,799
  United Kingdom                                        (90,406)        139,899      5,377,702      5,492,101
                                                   ------------    ------------   ------------   ------------
Total                                              $   (637,761)   $  2,853,119   $ 56,027,093   $ 14,213,934

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         Six Months Ended June 30, 1999 and 1998

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of Company
----------------------

The Corporation is a holding company that operates a group of owned subsidiaries in the telecommunications, Internet support & computer service, and restaurant industries. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The Corporation's telecommunication's business includes the development of interactive voice response ("IVR") and voice recognition system software, telecommunication billing clearing services to hospitality, health care and pay-telephone industries for 0+ (credit card) & 0- (operator assisted) calls, the marketing of international long distance call traffic through the promotion of information and entertainment services, and the sale, installation and servicing of telephone equipment. The Internet and computer services include technical support services (help desk) for software and hardware, Internet support services including Web development and e-commerce. The Corporation's restaurant business consists of the ownership and operation of one restaurant located in the Miami, Florida area. A full description of the Companies subsidiaries are in the 1998 10SBA filed on February 1, 2000.


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

 Results of Operations
 ---------------------

The Company's revenues increased by 172.2 %, or $6,070,333 to $ 9,595,982 for the six months ended June 30, 1999, from $ 3,525,649 during the same period in 1998. The increase in revenues is a result of a $5,575,493 increase in telecommunications revenues and a $ 494,840 increase in service contract revenue in 1999 as compared to 1998. The increases were a result of the Company's acquisition of its Paramount subsidiary in February, 1999.

The Company's revenues increased by $ 4,035,396 to $ 6,062,427 for the three months ended June 30, 1999, from $ 2,027,031 during the same period in 1998. Income from operations increased $ 3,723,124 , or 183%, to $ 5,750,155 for the second quarter of 1999, from $ 2,027,031 during the second quarter of 1998. The increase in revenues is a result of the Company's acquisition of Paramount International Telecommunications, Inc. in February, 1999. Service contract revenue increased to $312,272 during the three months ended June 30, 1999, from no revenues during the first quarter of 1998. The increase is due to increased service revenues attributed to the Company's Romnet and ACC Telecom subsidiaries during the quarter ended June 30, 1999.

Costs of sales increased $5,110,777 to $ 5,648,444 during the first six months of 1999 compared to the six months ended June 30, 1998. The increase is related to the Company's acquisition of its wholly owned Paramount subsidiary in February, 1999.

 Cost of sales for the quarter ended June 30, 1999 were $3,981,714, an increase of $3,632,459 from $349,255 during the second quarter of 1998. The increase is a result of including the results of operations of the Company's Paramount subsidiary.

Operating expenses decreased by 27.6% or $3,803,689 for the first six months of 1999 compared to the same period in 1998. Expenses as a percentage of revenues were 104% in the first six months compared to 391.2% for the first six months of 1998. Selling, general and administrative increased $1,645,490 for the first six months of 1999 to $7,590,787 from $ 5,945,297 during the six months ended June 30, 1998. The increase was a result of the Company incurring costs associated with the implementation of the Paramount operations during the quarter and increased use of outside professional services in connection with compliance with regulatory filing requirements. In accordance with Financial Accounting Standards Number 121, Impairment of Long-lived Assets, the Company recognized an impairment expense during the six months ended June 30, 1998 in the amount of $7,660,480 as compared to no impairment expense during the six months ended June 30, 1999. The expense in 1998 related to the impairment of the telecommunications assets held by the Company's subsidiary in Brazil. Depreciation and amortization expense increased $2,211,301 to $ 2,395,934 during the six months ended June 30, 1999 from $ 184,633 during the same period in 1998. The increase was is a result of including the amortization of the goodwill associated with the acquisition of the Company's Paramount subsidiary.

Operating expenses increased $ 2,000,299, from $ 3,255,884 to $ 5,256,183 for the three months ended June 30, 1999 compared to the same period in 1998. Operating expenses as a percentage of revenues were 86.7% in the quarter ended June 30, 1999 as compared to 160.6 % in 1998. Selling, general and administrative increased $ 515,441 for the three months ended June 30, 1999 to $ 3,654,526 from $3,139,085 during the quarter ended June 30, 1998. The increase was a result of the Company incurring costs associated with the implementation of the Paramount operations during the quarter and increased use of outside professional services in connection with compliance with regulatory filing requirements. Depreciation and amortization expense increased $ 1,484,858 to $ 1,601,657 during the three months ended June 30, 1999 from $ 116,799 during the quarter ended June 30, 1998. The increase was as a result of including the amortization of the goodwill associated with the acquisition of the Company's Paramount subsidiary.

Other income and expenses for the six months ended June 30, 1999 was $ 16,687 of net expenses as compared to net other income of $2,229,379 during the six months ended June 30, 1998 . The principal component of other expenses during the six months ended June 30, 1999 was interest expense of $123,068, an increase of $11,233, or 10.0% from $111,835 during the six months ended June 30, 1998. The increase was due to the debt issued and assumed in connection with the acquisition of Paramount in February, 1999. During the six months ended June 30, 1998, the Company recognized a $1,812,195 gain from the sale of certain subsidiaries. This compared to no gain on sale of subsidiaries in 1999.

Other income and expenses for the quarter ended June 30, 1999 was $ 4,220 of net income as compared to net other income of $634,446 during the previous year's quarter. The principal component of other income during the three months ended June 30, 1999 was interest and miscellaneous income of $ 28,515 a decrease of $ 662,714 from $691,229 during the three months ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1999, the Company had a working capital deficit of $ 1,697,471 compared to $ 24,200 of working capital at December 31, 1998, an decrease in working capital of $1,721,671. The decrease in working capital was substantially due to the Company increasing its short term borrowings to meet current obligations during the first six months of 1999 as compared to the same period in 1998 and the significant increase in selling, general and administrative expenses in 1999 as compared to 1998. As a result of the Company's operating losses during the six months ended June 30, 1999 and 1998, the Company generated cash flow deficits of $ 2,996,043 in 1999 as compared to a deficit of $ 8,757,596 in 1998 from operating activities. The Company met its cash requirements during the first six months of 1999 through the private placement of $ 840,400 of the Company's common stock and the sale of options to purchase stock in the amount of $ 46,750 . In addition, during the first six months of 1999, the Company borrowed a net of $969,603 from private sources.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

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

Item 2 - Changes in Securities and Use of Proceeds:

         During this reporting period, 1,275,000 shares of restricted common stock that had been issued to some of the Companies Executives and an Outside Professional were returned to the treasury. These shares were returned to the treasury for no consideration, as reported on Forms 4 filed May 10, 1999 with the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information


Acquisitions
------------

         In April 1999 the Company acquired all of the assets of R.G.G. Communications, Inc. (RGG) of Rockford, Illinois for the nominal price of $25,000 in cash. In connection with the acquisition, the Company assigned to one of its subsidiaries, American Telecommunications & Computers, Inc., a Maryland corporation, all of such assets and the business of RGG will be conducted by this corporation. ( additional information is contained in the Companies 10-KSB/A )

10KSBA Filing and Suspension of Trading of Common Stock on AMEX
---------------------------------------------------------------

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

Purchase Agreement Issues
-------------------------

The purchase agreement for ACCTelecom required quarterly payments of $50,000 per quarter over 5 years for a total of $1,000,000 of principal and interest. The first payment was due on the closing with quarterly payments starting on September 1, 1998. A payment was due on June 1, 1999, which was not made resulting in a balance of $800,000 due under this agreement. The company fully expects to make these payments in the future. The selling shareholders and the Company have a buy back/sell back agreement that could be invoked based on the marketability of MAVIS(TM) or cash flows.

The purchase agreement for Paramount calls for payment due the Eberle Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date due to the trading halt. The Trust has agreed to accept monthly interest payments until trading resumes. At that time a payment schedule will be agreed to. The Company notes that if the Company shares do not resume trading in a reasonable period of time, the possibility exists for a rescission attempt of this transaction that would result in litigation. The Company does not believe that this will occur, but can give no assurance of this.


Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARNEGIE INTERNATIONAL CORPORATION
                                                          Registrant


      February 11, 2000               By:    /s/ Lowell Farkas
      -----------------                  -----------------------
      Date                                          Lowell Farkas
                                                 President and Chief Executive
                                                 Officer


                                        By   /s/Richard Greene
                                          -----------------------
                                                Richard Greene, CPA
                                                Secretary and Vice President,
                                                Corporate Acting Chief Financial
                                                Officer