Form 10-Q
period 1999-09-30
CARNEGIE INTERNATIONAL CORP
filed 2000-02-11
CIK 311172

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 1999

                       Commission file number 000-3692114

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

                                  (410)785-7400
                            Issuer's Telephone Number


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _X_

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,014,015 shares of Common Stock ($.001 par value) as of January 25, 2000.


         Transitional small business disclosure format:  Yes     No  x
                                                            ----   ----

                       CARNEGIE INTERNATIONAL CORPORATION

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 1999


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

                  Consolidated Statements of Losses:
                  Three Months Ended September 30, 1999 and 1998;
                  Nine Months Ended September 30, 1999 and 1998

                  Consolidated Balance Sheets:
                  September 30, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows:
                  Nine months ended September 30, 1999 and 1998

                  Notes to Consolidated Financial Statements:
                  September 30, 1999

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

         Item 4.      Submission of Matters to a Vote of Security Holders.

         Item 5.      Other Information.

         Item 6.      Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited).


                       CARNEGIE INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF LOSSSES
                                   (Unaudited)


                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                      1999             1998             1999             1998
                                                                      ----             ----             ----             ----
REVENUES:
         Operating                                                    $6,627,452      $1,862,234       $15,546,565       $5,387,883
         Sale of service contracts                                       351,173               -         1,028,042                -
                                                                       ---------       ---------        ----------        ---------
                                                                       6,978,625       1,862,234        16,574,607        5,387,883
COST OF SALES                                                          4,262,618         429,472         9,911,062          967,139
                                                                       ---------       ---------        ----------        ---------

GROSS PROFIT                                                           2,716,007       1,432,762         6,663,545        4,420,744

OPERATING EXPENSES:
         Selling, General & Administrative                             3,446,487       2,749,236         8,145,509        8,617,533
         Professional Fees                                               208,235               -         1,600,000           77,000
         Management Bonus                                                      -               -         1,500,000                -
         Impairment expense                                                    -               -                 -        7,660,480
         Depreciation and amortization                                 1,224,654         144,042         3,620,588          325,675
                                                                       ---------       ---------        ----------        ---------
         Total operating expenses                                      4,879,376       2,893,278        14,866,097       16,680,688
                                                                       ---------       ---------        ----------        ---------
LOSS FROM OPERATIONS                                                 (2,163,369)     (1,460,516)       (8,202,552)     (12,259,944)

OTHER INCOME(EXPENSE)
         Interest income                                                  11,229          35,782           119,139          107,347
         Interest expense                                                (53,862)        (49,013)         (176,930)        (160,848)
         Other income                                                     26,651          11,832            58,496          669,286
         Gain(loss) on sale of subsidiaries                                    -               -                 -        1,612,195
                                                                       ---------       ---------        ----------        ---------

         Total other income (expense)                                     15,982         (1,399)               705        2,227,980
                                                                          ------         -------
LOSS BEFORE INCOME TAXES                                              (2,179,351)     (1,461,915)       (8,201,847)     (10,031,964)

INCOME TAXES (BENEFIT)                                                         -               -                 -                -

NET LOSS                                                             (2,179,351)     (1,461,915)       (8,201,847)     (10,031,964)

Net loss per common share (basic and assuming dilution)                 $ (0.03)        $ (0.02)          $ (0.13)         $ (0.24)

Weighted average common shares outstanding
           Basic and diluted                                          62,792,034      61,899,802        61,351,268       41,450,235
                                                                      ----------      ----------        ----------       ----------


COMPREHENSIVE  LOSS:
           Net  loss                                                 (2,179,351)     (1,461,915)       (8,201,847)     (10,031,964)
           Foreign currency translation                                    (181)            (31)               226               98
                                                                       ---------       ---------        ----------        ---------
COMPREHENSIVE   LOSS                                               $ (2,179.532)     (1,461,946)       (8,201,621)     (10,031,866)
                                                                   =============     ===========       ===========     ============


        The accompanying notes are an integral part of these statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           September 30,      September 30,
                                                                                1999              1998
                                                                                ----              ----
ASSETS
Current Assets:
         Cash and equivalents                                                 $ 597,129           $164,047
         Accounts receivable, net of allowance for doubtful accounts          1,891,810            829,812
         Accounts receivable affiliates                                               -          4,022,318
         Due from former subsidiaries                                           173,638             14,157
         Loans receivable                                                       586,581            240,345
         Inventory, at cost                                                     183,558            207,031
         Prepaid expenses and other assets                                   ----------         ----------
                                                                              3,432,716          5,477,710
Total current assets                                                          1,446,163          1,133,789
Property and equipment, less accumulated depreciation                         4,821,204          6,741,029
Software development costs, less accumulated amortization                    45,072,409              - 0 -
Intangible assets, less accumulated amortization                                790,516            611,686
Other assets                                                                 ----------         ----------
                                                                          $  55,563,008       $ 13,964,214
                                                                             ==========         ==========

LIABILITIES &  STOCKHOLDERS' EQUITY

Current Liabilities
         Notes payable                                                        $ 643,056           $827,184
         Current maturities of long-term debt                                 1,370,435            430,247
         Current maturities of notes payable to related parties                 581,325            743,969
         Accounts payable and accrued liabilities                             4,266,456          1,169,047
         Deferred revenue                                                       103,236                  -
                                                                             ----------         ----------
Total current liabilities                                                     6,964,509          3,170,447


Long-term debt to related parties, less current maturities                    1,793,718          4,936,261


Stockholders' Equity:

Convertible preferred stock par value, Series A, B, E, and
F,$1.00 par value per share; 40,000,000 shares authorized;
274,100 issued at September 30, 1999 and 200,000 issued at
September 30, 1998                                                              274,100            200,000
Common stock, no par with a stated value of $.01 per share; 110,000,000 shares authorized; 63,432,212 issued and 59,379,193 outstanding at
September 30, 1999; 48,115,024 issued and 45,337,005 outstanding  at
September 30, 1998                                                              593,792            453,370

Additional paid-in capital                                                   69,983,618          5,244,459
Retained Earnings (Deficit)                                                 (22,761,410)         1,245,028
Foreign currency translation adjustment                                          (4,319)            (4,351)
                                                                             ----------         ----------
                                                                             48,085,781          7,138,506
Less treasury stock, at cost                                                 (1,281,000)        (1,281,000)
                                                                             ----------         ----------
Stockholders' equity                                                         46,804,781          5,857,506
                                                                            -----------          ---------
                                                                            $55,563,008        $13,964,214
                                                                            ===========        ===========

        The accompanying notes are an integral part of these statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                    1999                1998
                                                                    ----                ----
Increase (Decrease) in cash and equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                $ (8,201,847)    (10,031,964)
Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation and amortization                              3,620,588         325,675
         Asset impairment expense                                        --         7,660,480
         Gain on sale of subsidiaries                                    --        (1,612,195)
         Sale of software and distribution rights                        --        (3,756,574)
         Issuance of stock as compensation                               --           826,843
         Other non-cash expenses                                         --         1,036,991
         Accounts receivable                                       (1,192,122)        (68,341)
         Due from affiliates                                        1,395,299        (913,943)
         Inventory                                                   (441,453)       (207,770)
         Prepaid expenses and other assets                           (126,969)       (182,411)
         Refundable income taxes                                         --            12,279
         Loan receivable                                                 --            (3,957)
         Accounts payable and accrued expenses                      1,670,009         105,017
         Deferred revenue                                              28,193            --
         Other, net                                                  (835,501)       (209,309)
                                                                 ------------    ------------
Cash used in operations                                            (4,083,803)     (7,019,179)
         CASH FLOWS FROM INVESTING ACTIVITIES
         Restricted cash proceeds                                        --           400,000
         Purchase of property and equipment                          (789,154)       (662,675)
         Capitalized software                                         849,970
         Loans receivable
         Notes receivable                                           1,058,224
         Acquisition costs                                                           (220,759)
                                                                 ------------    ------------
Net cash utilized in investing activities                           1,119,040        (483,434)


CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued in connection with acquisition                             --         2,719,728
Notes payable converted to common stock                                  --           284,200
Repayment of notes payable                                             - 0 -         (709,079)
Proceeds form issuance of notes payable                             1,837,093         762,885
Sale of common stock                                                  840,400       4,282,504
Proceeds form sale of subsidiaries                                       --           100,000
Proceeds from sale of option to purchase common stock                  46,750            --
                                                                    ---------       ---------
Net cash provided by financing activities                           2,724,243       7,440,238

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (240,520)        (62,375)
CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD                        837,649         226,422
                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS- END OF PERIOD                         $    597,129    $    164,047
                                                                  ============   ============

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                               56,049         170,310
Income taxes paid                                                        --              --
Common stock issued in exchange for  services and compensation        132,529         826,843
Common stock issued in exchange for debts                                --           284,200
Common stock issued in exchange for acquisitions                   43,137,500            --

During the first three month period of 1999 the Company issued 6,950,000 shares of stock for the acquistion of Paramount. This stock was valued at $43,137,500.

During May 1998, the company purchased all of the stock of ACC Telecom for 200,000 shares of series A convertible preferred stock and a note for $904,962 representing an aggregate price of $2,467,855.

        The accompanying notes are an integral part of these statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1998 annual report included in SEC Form 10-KSB.

Amounts for the nine months ended September 30, 1998 have been reclassified to conform with the September 30, 1999 presentation.


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

                                          Three Months Ended Sept 30,      Nine Months Ended Sept 30,
REVENUES FROM EXTERNAL CUSTOMERS:              1999             1998           1999            1998
  Telecommunications                     $  6,548,248    $  1,413,324    $ 15,147,589    $  3,959,815
  Restaurant                                  430,377         428,965       1,427,018       1,368,233
  Corporate                                        --          19,945              --          59,835
                                         ------------    ------------    ------------    ------------
Total                                    $  6.978,625    $  1,862,234   $ 16,574,607   $   5,387,883
                                         ============    ============    ============    ============

INTEREST EXPENSE:
  Telecommunications                     $     17,822    $      4,166    $     37,294    $      8,887
  Restaurant                                    4,402             200          17,662             576
  Corporate                                    31,638         121,974          44,647         151,385
                                         ------------    ------------    ------------    ------------
Total                                    $     53,862    $     49,013    $    176,930    $    160,848
                                         ============    ============    ============    ============

DEPRECIATION AND AMORTIZATION:
  Telecommunications                     $    467,885    $    124,802    $  1,383,671    $    275,371
  Restaurant                                   37,810           8,327          38,539          26,565
  Corporate                                   718,959           7,913       2,198,378          23,739
                                         ------------    ------------    ------------    ------------
Total                                    $  1,224,654    $    141,042    $  3,620,588    $    325,675
                                         ============    ============    ============    ============

SEGMENT PROFIT (LOSS) BEFORE TAXES:
  Telecommunications                     $   (749,835)   $   (155,532)   $ (1,389,279)   $ (7,706,929)
  Restaurant                                  (46,055)        (43,041)         (8,965)       (156,205)
  Corporate                                (1,383,461)     (1,260,342)     (6,803,603)     (2,168,831)
                                         ------------    ------------    ------------    ------------
Total                                    $ (2,179,351)   $ (1,458,915)   $ (8,201,847)   $(10,031,965)
                                         ============    ============    ============    ============

SEGMENT ASSETS:
  Telecommunications                     $    (89,847)   $   (896,165)   $ 12,742,988    $ 12,358,329
  Restaurant                                  (12,186)        170,807         364,757         384,016
  Corporate                                  (641,746)        475,638      42,455,263       1,221,869
                                         ------------    ------------    ------------    ------------
Total                                    $   (464,085)   $   (249,720)   $ 55,563,008    $ 13,964,214
                                         ============    ============    ============    ============

EXPENDITURE FOR SEGMENT ASSETS:
  Telecommunications                     $    353,987    $    127,811    $    636,899    $    487,212
  Restaurant                                       --              --              --             --
  Corporate                                        --              --          12,163             --
                                         ------------    ------------    ------------   ------------
Total                                    $    353,987    $    127,811    $    649,062    $    487,212
                                         ============    ============    ============    ============

The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment is based on physical location

                                          Three Months Ended Sept 30,       Nine Months Ended Sept 30,
REVENUES FROM EXTERNAL CUSTOMERS:             1999             1998           1999            1998
  United States                          $  6,913,221    $  1,154,876    $ 16,179,823    $  2,551,491
  Brazil                                       26,259         697,339         327,414       2,806,335
  United Kingdom                               39,145          10,019          67,370          30,057
                                         ------------    ------------    ------------    ------------
Total                                    $  6,978,625    $  1,862,234    $ 16,574,607    $  5,387,883
                                         ============    ============    ============    ============

SEGMENT ASSETS:
  U.S., net of intersegment              $   (457,307)   $   (676,922)   $ 50,094,006    $  7,002,112
receivables
  Brazil                                       (8,513)        145,102          89,565       1,187,901
  United Kingdom                                1,735         282,100       5,379,437       5,774,201
                                         ------------    ------------    ------------    ------------



Total                                    $   (464,085)   $   (249,720)   $ 55,563,008    $ 13,964,214
                                         ============    ============    ============    ============

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         Nine Months Ended September 30, 1999 and 1998


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.


Description of Company
The Corporation is a holding company that operates a group of owned subsidiaries in the telecommunications, Internet support & computer service, and restaurant industries. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The Corporation's telecommunication's business includes the development of interactive voice response ("IVR") and voice recognition system software, telecommunication billing clearing services to hospitality, health care and pay-telephone industries for 0+ (credit card) & 0- (operator assisted) calls, the marketing of international long distance call traffic through the promotion of information and entertainment services, and the sale, installation and servicing of telephone equipment. The Internet and computer services include technical support services (help desk) for software and hardware, Internet support services including Web development and e-commerce. The Corporation's restaurant business consists of the ownership and operation of one restaurant located in the Miami, Florida area. A full description of the Companies subsidiaries are in the 1998 10-KSB/A filed on January 25, 2000

Forward Looking Statements
--------------------------

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

Results of Operations
---------------------

The Company's revenues increased by $ 11,186,724 to $16,574,607 for the nine months ended September 30, 1999, from $5,387,883 during the same period in 1998. The increase in revenues is a result of the Company's acquisition of Paramount International Telecommunications, Inc. in February, 1999. Service contract revenue increased to $1,028,042 during the nine months ended September 30, 1999 from no revenues during the first nine months of 1998. The increase is due to service revenues attributed the Company's Romnet and ACC Telecom subsidiaries during the period ended September 30, 1999.

Cost of sales for the nine months ended September 30, 1999 were $9,911,062, an increase of $8,943,923 from $967,139 during the same period in 1998. The increase is a result of including the results of operations of the Company's Paramount subsidiary.

Operating expenses decreased $ 1,814,591 for the first nine months of 1999 compared to the same period in 1998. Operating expenses as a percentage of revenues were 89.6% in the first nine months of 1999 as compared to 309.5 % in 1998. Selling, general and administrative increased $2,550,976 for the first nine months of 1999 to $11,245,509 form $8,694,533 during the nine months ended September 30, 1998. The increase was a result of the Company incurring increased outside professional fees of $1.6 million and a $1.5 million bonus paid to the shareholders of Paramount at the time of acquisition. In accordance with Financial Accounting Standards Number 121, Impairment of Long-lived Assets, the Company recognized an impairment expense during the nine months ended September 30, 1998 in the amount of $7,660,480 as compared to no impairment expense during the nine months ended September 30, 1999. The expense in 1998 related to the impairment of the telecommunications assets held by the Company's subsidiary in Brazil. Depreciation and amortization expense increased $3,294,913 to $3,620,588 during the nine months ended September 30, 1999 from $325,625 during the period ended September 30, 1998.. The increase is a result of including the amortization of the goodwill associated with the acquisition of the Company's Paramount subsidiary in February, 1999.


Other income and expenses for the nine months ended September 30, 1999 was $ 705 of net expenses as compared to net other income of $2,227,980 during the previous nine month period ended September 30, 1998. The principal component of other expenses during the nine months ended September 30, 1999 was interest expense of $176,930, an increase of $16,082, or 10% from $160,848 during the nine months ended September 30, 1998. The increase was due to the debt issued and assumed in connection with the acquisition of Paramount in February, 1999. During the nine months ended September 30, 1998, the Company recognized a $1,612,195 gain from the sale of certain subsidiaries. This compared to no gain on sale of subsidiaries in 1999.

The Company's revenues increased by $ 5,116,391 to $6,978,625 for the three months ended September 30, 1999, from $1,862,234 during the same period in 1998. Income from operations increased $4,765,218 , or 255.9%, to $ 6,627,452 for the third quarter of 1999, from $1,862,234 during the third quarter of 1998. The increase in revenues is a result of the Company's acquisition of Paramount International Telecommunications, Inc. in February, 1999. Service contract revenue increased to $351,173 during the three months ended September 30, 1999 from no revenues during the third quarter of 1998. The increase is due to increased service revenues attributed the Company's Romnet and ACC Telecom subsidiaries during the quarter ended September 30, 1999.

Cost of sales for the quarter ended September 30, 1999 were $4,262,618, an increase of $3,833,146 from $429,472 during the quarter ended September 30 , 1998. The increase is a result of including the results of operations of the Company's Paramount subsidiary.

Operating expenses increased $ 1,989,098 to $ 4,879,376 for the three months ended September 30, 1999 compared to $ 2,890,278 during the same period in 1998. Expenses as a percentage of revenues were 69.9% in the third quarter of 1999 as compared to 155.4 % in 1998. Selling, general and administrative expenses increased $ 905,486 for the third quarter of 1999 to $3,654,722 from $ 2,749,236 during the quarter ended September 30, 1998. The increase was a result of the Company incurring additional overhead costs and an increase in outside professional fees related to the change in certifying accountants. Depreciation and amortization expense increased $ 1,080,611 to $ 1,224,653 during the third quarter of 1999 from $144,042 during the quarter ended September 30, 1998.. The increase is a result of including the amortization of the goodwill associated with the acquisition of the Company's Paramount subsidiary in February, 1999.

Other income and expenses for the quarter ended September 30, 1999 was $16,086 of net income as compared to net other expenses of $1,399 during the previous year's quarter..


Liquidity and Capital Resources
-------------------------------

As of September 30, 1999, the Company had a working capital deficit of $ 3,531,793 compared to a working capital of $ 24,200 at December 31, 1998, a decrease in working capital of $ 3,555,993. The decrease in working capital was substantially due to the Company issuance of $ 2,114,580 of short term debt in order to meet its current working capital requirements and the collection of previously recognized receivables from related parties during the first nine months of 1999 . As a result of the Company's operating losses during the nine months ended September 30, 1999 and 1998, the Company generated cash flow deficits from operating activities of $4,083,803 in 1999 as compared to $7,019,179 in 1998. The Company met its cash requirements during the first nine months of 1999 through net additional borrowings of $1,837,093 and the sale of $840,400 of its common stock. While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

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


Item 2.  Changes in Securities and Use of Proceeds

         During this reporting period the Company issued 34,858 restricted shares of common stock under Section 4 (2) of the Securities Act of 1933 to nine
(9) employees of the corporation, for a total value of $17,429.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information


Letter of Intent
----------------

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

10-KSB/A Filing and Suspension of Trading of Common Stock on AMEX
-----------------------------------------------------------------

         On March 29, 1999 the SEC advised the Corporation of certain accounting comments to its previously filed Form 10-KSB/A. On April 27, 1999, the Corporation, in the belief that the accounting issues had been resolved, filed its annual report on Form 10-KSB. On April 28, 1999, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") and the Corporation's Common Stock began trading there. On April 29, 1999, the SEC advised the Corporation that it had questions regarding certain accounting issues and requested additional information. As a result of this SEC request, trading of the Corporation's Common Stock was suspended by AMEX pending resolution of such accounting issues. The issues have been discussed at length with the SEC and the Company has restated 1997 and 1998 audited consolidated financial statements reflecting such discussions, which are filed as part of this Form 10-KSB/A. (See 10-KSB/A for additional detailed information.)


Impairment
----------

         The value of stock, options and warrants used in the purchase of Talidan have been restated. Before discussion with the SEC and in the original filing, the Company valued the stock at a discount to market of 85%. The first recommendation by the staff of the SEC included a discount reflecting only 15% to market. There was much discussion of this issue and the discount was in fact valued at 33-1/3 % to market with the staff's agreement. The 1997 financial results of the Company reflect this change. The warrants originally were valued using a Black Scholls method that was restated to a Monte Carlo simulation. Subsequent evaluation of the cash flow, however, did not support the new value. Adverse economic conditions in the Brazilian marketplace, and changes in the local telephone industry substantially eroded cash flows. Talidan reported an impairment of goodwill resulting in a charge of $7,786,545 in the first quarter of 1998. The Company suspended the operations of Talidan in June 1999. (See 10KSB/A for additional detailed information.)

Purchase Agreement Issues
-------------------------

         The purchase agreement for ACCTelecom required quarterly payments of $50,000 per quarter over 5 years for a total of $1,000,000 of principal and interest. The first payment was due on the closing with quarterly payments starting on September 1, 1998. A payment was due on June 1, 1999, which was not made resulting in balance of $800,000 due under this agreement. The company fully expects to make these payments in the future. The selling shareholders and the Company have a buy back/sell back agreement that could be invoked based on the marketability of MAVIS(TM) or cash flows.

The purchase agreement for Paramount calls for payment due the Eberle Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date due to the trading halt. The Trust has agreed to accept monthly interest payments until trading resumes. At that time a payment schedule will be agreed too. The agreements are referenced in the Exhibits attached. The Company notes that if the Company shares do not resume trading in a reasonable period of time, the possibility exists for an attempted rescission of this transaction. This would result in litigation. The Company does not believe that this will occur, but can give no assurance of this.

Discharge of Grant Thornton:
----------------------------

         On September 21, 1999, the Company replaced its certifying accountant, Grant Thornton. The decision to replace Grant Thornton was approved by the Company's Board of Directors. Grant Thornton was notified of the Company's decision on September 23, 1999. A detailed description can be found in the Company's 8K & 8K/A filings dated 9/28, 10/13/,10/22 & 10/25.


New Certifying Accountants Retained

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

Changes in Directors and Management

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

Employment Agreements

In September 1999 Michael Faulks Managing Director of PTT and a Vice President of the Company and Mark Davies of PTT contracts expired. Both have agreed to continue in their current under the terms of their agreements. The Company expects to sign new agreements with them shortly.

In August there was a payment due the four executives of Paramount under their employment agreements for a bonus if Paramount signed an agreement with First call Data. The four executives agreed to an extension of the $1.2 million until June 15, 2000.

Subsequent Events
-----------------

On October 21, 1999 Adnan Khan was elected to the Companies Board of Directors as an outside board member.

On November 16, 1999 Walt Nawrocki and Allan Jay Kovitz were elected as outside members of The Board of Directors of the Company. Both will serve on the Companies Audit Committee.

In December the Board of Directors voted to extend the terms for the right of exercising stock options for two years from the current expiration dates due the trading status of the Companies shares, as well as the term of all other provisions of the employment agreements of E. David Gable, Chairman and Lowell Farkas, President & CEO.

In January, 2000, Arthur Abraham, Corporate Controller was appointed a Vice President of the Company.

The AMEX noticed the Company on January 19, 2000 that the Exchange was filing its application to strike the Company's listing and registration with the Securities and Exchange Commission on that date. This is pursuant to Rule 12d2-2 under Section 12 of the Securities Exchange Act of 1934 effective at the opening of the trading session on January 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

         The Company filed an 8K & 8K/A's on the discharge of the Company's Auditor dated 9/28, 10/13/,10/22 & 10/25 and incorporated by reference herein.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CARNEGIE INTERNATIONAL CORPORATION
                                     Registrant


       February 11, 2000             By:    /s/ Lowell Farkas
       ----------------                 --------------------------
            Date                            Lowell Farkas
                                            President and Chief Executive
                                            Officer


                                     By     /s/Richard Greene
                                       ---------------------------
                                            Richard Greene, CPA
                                            Secretary and Vice President,
                                            Corporate Acting Chief Financial
                                            Officer