Form 10KSB
period 1999-12-31
CARNEGIE INTERNATIONAL CORP
filed 2000-03-31
CIK 311172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999.   Commission file number: 000-08918

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

         Title of Class             Name of Each Exchange on Which Registered
          Common Stock                                 NONE
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

                           Yes               No  X
                               ___              ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the issuer's revenues for the most recent fiscal year: 20,329,354.

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 2000 was approximately $354,600,000 computed by reference to the last publicly quoted trading price of $6.875 on April 29, 1999 when trading of the Company's securities was halted on the American Stock Exchange.

The number of shares of the registrant's common stock outstanding as of February 29, 2000 was 60,364,015.
Transactional Small Business Disclosure Format (check one):
Yes         No  X
    ___        ___

DOCUMENTS INCORPORATED BY REFERENCE. No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit Index.

                               TABLE OF CONTENTS
                               -----------------
                                                                         Page
                                                                         ----
                                    PART I

ITEM 1.    Description of Business.                                        3

ITEM 2.    Description of Property.                                       22

ITEM 3.    Legal Proceedings.                                             23

ITEM 4.    Submission of Matters to a Vote of Security Holders.           26

ITEM 5.    Market For Common Equity and Related Stockholder Matters.      26

ITEM 6.    Management's Discussion and Analysis or Plan of Operation.     28

ITEM 7.    Financial Statements.                                          37

ITEM 8.    Changes In and Disagreements with Accountants On Accounting
           and Financial Disclosure.                                      37

ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.    38

ITEM 10.   Executive Compensation.                                        43

ITEM 11.   Security Ownership of Certain Beneficial Owners and
           Management.                                                    45

ITEM 12.   Certain Relationships and Related Transactions.                46

ITEM 13.   Exhibits, List and Reports on Form 8-K.                        47

SIGNATURES                                                                48

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

Summary of Transactions Through 1999

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

     In addition, between September 1997 and December 31, 1999 the Corporation acquired the following companies which are described in greater detail herein:

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


     In February 1999, the Corporation acquired the stock of Paramount International Telecommunications, Inc., a Nevada corporation ("Paramount"), an outside service provider to the hospitality, health care and pay-telephone industries in the United States, Mexico and Canada. In exchange for all of the issued and outstanding stock of Paramount, the Corporation issued to the former Paramount stockholders 6,950,000 shares of Carnegie restricted Common Stock. Pursuant to the Acquisition Agreement, Paramount entered into employment agreements with each of the four former stockholders of Paramount. Each agreement provides for a $130,000 base salary with a signing bonus of $375,000 and 12,500 shares of restricted Common Stock of the Corporation. Additionally, each will be entitled to receive additional shares of Common Stock of the Corporation based on Paramount's sales revenues and income levels for the two year period commencing April 1, 1999 and ending March 31, 2001. In March 1999, Paramount signed a three-year contract with First Choice Communications of Texas to provide services that generate automated operated-assisted calling data in the hospitality industry. In addition, in April 1999, Paramount entered into a Memorandum of Understanding with a subsidiary of BCT.TELUS, a major Canadian telephone company, to provide and receive certain services for its hospitality industry clients in Canada. As of November 30, 1999, the Memorandum of Understanding has not been reduced to a contract. The Company expects to complete and execute this contract in the year 2000, however there can be no assurance in this regard. (See "Acquisition-Paramount") The Company has also agreed with Bristol Asset Management to assume a $350,000 cash obligation of Paramount Corporation. This obligation has not been paid by the Company and is past due.

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

     Purchase Agreement Issues
     -------------------------

     The purchase agreement for ACC Telecom required quarterly payments of $50,000 per quarter over 5 years for a total of $1,000,000 of principal and interest. The first payment was due on the closing with quarterly payments starting on September 1, 1998. A payment was due on June 1, 1999, which was not made resulting in a balance of $800,000 due under this agreement. The Company fully expects to make these payments in the future. The selling shareholders and the Company have a buy back/sell back agreement that could be invoked based on the marketability of MAVIS(TM) or cash flows. The buy back/sell back agreement has been extended to May 2001 by agreement.

     The purchase agreement for Paramount calls for payment due the Eberle Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date due to the trading halt. The Trust has agreed to accept monthly interest payments until trading resumes. At that time, a payment schedule will be agreed too. The agreements are referenced in the Exhibits attached. The Company notes that if the Company shares do not resume trading in a reasonable period of time, the possibility exists for an attempted recission of this transaction. This would result in litigation. The Company does not believe that this will occur, but can give no assurance of this.

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

     In July, 1999, Paramount entered into a non-binding letter of intent to acquire all of the outstanding stock or assets of Federation of Associated Health Systems, Inc., a Texas corporation, an outside service provider to hospitals and other medical facilities of operated assisted ("0+") and credit card direct dial ("0-") phone services. There is no certainty that a definitive purchase agreement will be executed. A new Letter of Intent was signed between the parties on Feburary 17, 2000. The Company and Federation are in the final stages of due diligence, although the Company expects this transaction to be completed, there can be no assurances.

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

     The Company and IQ Systems, a private company in Laurel, Maryland, have had extensive discussions on acquiring the assets of IQ Systems. IQ Systems is a VAR (value added reseller) of computer hardware and software systems and is an operating ISP (Internet Service Provider). Currently, ACC Telecom and IQ Systems have a "partnership agreement" where the services of each company benefit the other. Adnan Khan, a director of the Company is a principle of IQ Systems. The Company believes it will be able to acquire all the assets of IQ Systems when trading resumes. There can be no assurances that this agreement can be completed.

     Suspension of Trading of Common Stock. On March 29, 1999 the SEC advised the Corporation of certain accounting comments to its previously filed Form 10-KSB/A. On April 27,

1999, the Corporation, in the belief that the accounting issues had been resolved, filed its annual report on Form 10-KSB. On April 28, 1999, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") and the Corporation's Common Stock began trading there. On April 29, 1999, the SEC advised the Corporation that it had questions regarding certain accounting issues and requested additional information. As a result of this SEC request, trading of the Corporation's Common Stock was suspended by AMEX pending resolution of such accounting issues. The issues have been discussed at length with the SEC and the Company has restated 1997 and 1998 audited consolidated financial statements reflecting such discussions, which are filed as part of Form 10-KSB/A filed for 1998 on January 25, 2000. In further discussions with the staff, the staff advised the Company "Instruct Grant Thornton (the Company's former auditor) to provide us a letter indicating permission for the Registrant to include their audit report." This request would be with reference to the 1997 audit. The Company and its current auditors Merdinger, Fruchter, Rosen & Corso requested delivery of this letter. To date Grant Thornton has refused to provide such letter without explanation. Grant Thornton officials were informed that this letter with respect to permission for inclusion of the 1997 Audit Report in the Company's form 10-KSBA filed for 1998 was an obstacle to opening of the Company's securities to again trade on an exchange. As a result of Grant Thornton's refusal to give permission, trading could not resume until the Company's 1999 Audit Report could be prepared and included with Form 10-KSB filing for review and comment.

     There can be no assurance that the Company's shares will resume trading on the AMEX or any other exchange or quotation system. The AMEX formally notified the Company in October 1999 of a de-listing recommendation by the AMEX Listing Qualifications staff. The Company appealed the de-listing recommendation at a hearing before the Executive Committee of the AMEX on December 2, 1999. At that time, the Company and its professionals, requested the AMEX to await the result of the then in process filings. The Company acknowledged that it is not in compliance with the AMEX rules regarding filings but cited extenuating circumstances beyond the Company's reasonable control. The Company also addressed the allegations made by Grant Thornton, the Company's prior auditor. The Company stated its basis for the firing of Grant Thornton citing loss of their independence among the most compelling reasons. The Company received written notice on Tuesday, January 18, 2000 of the AMEX decision to proceed with its delisting of the Company. The AMEX noticed the Company on January 19, 2000 that the Exchange was filing its application to strike the Company's listing and registration with the Securities and Exchange Commission on that date. Such action was pursuant to Rule 12d2-2 under Section 12 of the Securities and Exchange Act of 1934 and was effective at the opening of the trading session on January 31, 2000. The Company will seek to reapply to the AMEX, or NASDAQ or return to the OTC bulletin board quotation system. There is no assurance that the shares will trade on any of these Exchanges.

     Shareholder Suits. The Corporation and various of its current officers and directors are parties to several lawsuits initially filed in June, 1999 which purport to be class actions filed on behalf of non affiliates who purchased or acquired the Corporation's Common Stock in the period from September 15, 1998 to April 30, 1999. On March 21, 2000 a Consolidated Complaint was filed in United States District Court for the District of Maryland. See "Item 3. Legal Proceedings." The Company has engaged the law firm of Blank, Rome, Comisky & McCauley LLP of Philadelphia to defend this action.

     Extraordinary Expenses. The Corporation estimates that to date it has incurred expenses in connection with responses to the SEC comments, suspension of trading of its Common Stock and shareholder suits of approximately $1,700,000, consisting mainly of professional fees. The Corporation is not generating sufficient cash flow from current operations to pay and satisfy these extraordinary expenses and will need to raise additional cash through borrowings and/or issuances of additional stock. The Corporation believes that once trading of the Corporation's Common Stock is resumed, it will be able to generate such additional capital from either or both of such sources. (See "Item 6. Management's Discussion and Analyses - Working Capital and Liquidity."

     Talidan. The Company suspended the operations of Talidan in June 1999. See "Business - Call Traffic Marketing - Talidan" and "Item 6. Management's Discussion and Analysis - Overview: Talidan."

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

Summary of Subsequent Events

     Letters of Intent. The Company enter into a new Letter of Intent with Federation Health Services On February 17, 2000. The Company and Federation are in the final stages of due diligence. There is no certainty that a definitive purchase agreement will be executed.

     Shareholder Lawsuit. On March 21, 2000 a Consolidated Complaint was filed in the United States District Court for the District of Maryland. See "Item 3. Legal Proceedings." The Company has engaged the law firm of Blank, Rome, Comisky & McCauley LLP of Philadelphia to defend this action.

     Suspension of Trading of Common Stock. The Company received written notice on Tuesday, January 18, 2000 of the AMEX decision to proceed with its delisting of the Company. The AMEX noticed the Company on January 19, 2000 that the Exchange was filing its application to strike the Company's listing and registration with the Securities and Exchange Commission on that date. Pursuant to Rule 12d2-2 under Section 12 of the Securities and Exchange Act of 1934 the delisting was effective at the opening of the trading session on January 31, 2000. The Company will seek to reapply to the AMEX, or NASDAQ or return to the OTC bulletin board quotation system. The Company is also reviewing the possibility of a merger providing a listed Company as a possible future scenario. There is no assurance that the shares will trade on any of these Exchanges.

     Other Lawsuits. On February 29, 2000 the Company filed suit against individuals who have used the Internet chat rooms to publish and propagate "false and misleading statements about the Company, its executives and its employees." See "Item 3. Legal Proceedings."

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

     Speech Recognition and Interactive Voice Response --PTT

     General. Speech recognition technology converts spoken inputs into digital electronic signals, and are then decoded by a computer processor into specific computer instructions or data. Historically, speech recognition technology and related products have been deficient and costly, thereby limiting widespread acceptance. Early speech recognition applications typically required programming of equipment to recognize a limited number of discreet words spoken by a specific user. These speaker-dependent systems also tended to be sensitive to background noise and to changes in speech patterns of the user.
Additionally, these initial speech recognition applications had limited vocabularies and required the user to speak distinctly, pausing between each word, rather than allowing natural continuous speech.

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

     MAVIS(TM) interfaces with Microsoft's Windows NT and Lernout & Hauspie's ASR Run-Time and TTS Run-Time software programs which are all industry standard applications. Lernout & Hauspie, a Belgium company, is a world leader in the burgeoning market for multi-language enhanced speech recognition, and MAVIS(TM) can be operated in any language that Lernout and Hauspie's speech recognition platform supports. Currently MAVIS(TM) can be programmed for "American" English, "British" English, French, Spanish, Italian and German. MAVIS(TM) currently provides voice mail capabilities and on its next version, expected in the 2nd quarter of 2000, is also expected to provide e-mail access. The voice mail and e-mail are expected to be accessible remotely through MAVIS(TM) using text to speech technology to read the e-mail to the caller. The caller can then request that the voice mail or e-mail be repeated, deleted or saved by stating the appropriate voice command instead of pressing keys on the telephone keypad. MAVIS(TM) can be retrofitted to perform with a wide range of existing private branch exchange ("PBX") equipment. A MAVIS(TM) software kit is also available for incorporation in new high speed computer telephony PBX switchboards through original equipment manufacture licensing.

     Marketing. During 1998, the Company beta tested MAVIS(TM) and prepared it for distribution, including without limitation, source of supply of components, drafting of technical manuals and operator manuals, designs of advertising and marketing programs, public relations initiatives, shipping preparations and development of support service operators. The Company's marketing program for MAVIS(TM) is discussed in greater detail below. The Corporation in March, 1999 entered into a one year Distributor Agreement with ALLTEL Supply, Inc., ("ALLTEL Supply") a business unit of ALLTEL Corp. ("ALLTEL Corp."), an information technology company that provides line and wireless communications and information services. To date, ALLTEL has not been a material source of sales for MAVIS(TM). The Company and ALLTEL SUPPLY will not renew this agreement at this time. The Company has an obligation to ALLTEL SUPPLY of $126,245 for units return from their inventory.

     Initial marketing of MAVIS(TM) BY ALLTEL Supply demonstrated that significant enhancements to MAVIS(TM), particularly to its voice mail capabilities, would be necessary to its successful commercialization. Enhancements to make the voice mail aspects of MAVIS(TM) competitive with other touch-tone voice mail products in the market have been made. In addition, MAVIS(TM) will have an option to add "unified messaging," This feature provides for e-mail messages to be read to the subscriber. The new enhanced model of MAVIS(TM) is currently being tested prior to planned distribution during 2nd Quarter 2000. The Company established a directed supply network thru CCI for the future distribution of MAVIS(TM) and will seek "box" distributors such as ALLTEL SUPPLY for additional points of distribution.

     The enhanced MAVIS(TM) system is now fully competitive with other voice mail products in the marketplace, and has the additional voice activated auto attendant feature. The new features on the improved MAVIS (TM) system include a "follow-me" feature whereby a call can be forwarded to another telephone either hard line or cellular. MAVIS(TM) will also feature, erasing or speeding up voice mail messages when they are retrieved, diverting calls internally by voice and retaining a party on hold to be connected when the current telephone call is completed. Accessing messages remotely; and remote changing of greetings and passwords will also be featured.

     To date PTT has entered into distribution agreements with ChannelVox Ltd. and Brigantia Marketing, a U.K. enterprise. ChannelVox, (who is marketing MAVIS(TM). MAVIS(TM) under their own brand name of FireVox(TM)) is acknowledged as the market leader in the UK for the distribution of voice mail and auto attendant systems. ChannelVox supply's to over a thousand computer and telephony dealers and launched FireVox(TM) at the October, 1999 TMA show in the UK. Brigantia Marketing will be direct marketing MAVIS(TM) to SME (Small to Medium Enterprises) in the UK and will offer leasing facilities to include hardware, software, PBX, installation and training. PTT has also entered into a distribution agreement with Interlink (a Swiss company) who will assist with the marketing of MAVIS(TM) in Switzerland, France, Germany, Belgium and Spain.

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

     MAVIS(TM) is marketed through Tiller International Corporation ("Tiller International"), a registered company of Monte Carlo, Monaco, in the former Soviet Union, Poland, Hungary, Czech Republic and other countries of the Eastern Block (the "Eastern Block"). To date Tiller International has not reordered additional MAVIS(TM) units for the original 1,000 as part of a Distributor Agreement entered into in December 1998. There is no assurance that additional units will be sold during 2000.

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

     Carnegie Communications, Inc. ("CCI"), a wholly-owned subsidiary of the Company was formed in 1997 to market PTT's products including MAVIS(TM) and other IVR products and services. This company is staffed with 2 sales professionals who have a combined 27 years experience with 16 years in the telephony industry. This subsidiary is located at the Company's corporate offices in Hunt Valley, Maryland.

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

IVR Products

     PTT has also developed a variety of IVR software products which are expected to be marketed in Europe and the United States. These products include the following:

     OrderMaster(TM):  This product allows businesses to place orders from
     -----------
     various suppliers in a general voice box owned by PTT. The orders are then forwarded to the supplier seamlessly. Conventional phone ordering requires calls to each supplier individually by a certain time or, if placed after business hours, require a voice mail to be provided and a response on the next business day. OrderMaster(TM) allows the customer to place the order at any time, seven days a week, that is transmitted to the supplier instantly. PTT charges a fee for handling each order to the supplier. The Company believes this product will facilitate customer reductions of internal costs by eliminating cumbersome overhead and providing timely updating of inventory records.

     WageMaster(TM)  This product is an automated payroll system designed for
     ----------
     use by small businesses over the telephone. Callers enter time and pay. The software then calculates and records the deductions and sends a facsimile report to the client. PTT charges an annual fee and a calculation fee.

     Database Management:  This software product can be used to collect (over
     -------------------
     the telephone) a variety of information from individuals. Data such as name, address, telephone number, identity and date of purchase of products can be included. The initial commercial application will register purchases. PTT charges a database management fee to the manufacturer of the product.

     Profiling:  This IVR software is used to statistically analyze employees
     ---------
     work performance for companies.

     Travel Information:
     ------------------

     This product is used by travelers. A special telephone number is advertised to the public. The caller states his destination country and is informed of various information relative to that country, such as visa requirements and necessary inoculations. The caller pays a premium telephone rate for this service and PTT receives a portion of such fee from the telephone company.

     Hotels:
     ------
     PTT has an agreement with British Travel Agents Accommodation Register (the "Register") whereby the Register advertises hotel rooms on behalf of the English and Scottish tourist boards in national newspapers. The customer calls a toll free telephone number which allows the customer to reserve a hotel room. The customer information is then passed on to the relevant hotel instantly. PTT charges a fee to the participating hotels for the maintenance of the hotel database.

     Security Micro Dot:
     ------------------

     This security software program will assist in the recovery of stolen automobiles. The vehicle and its principal parts are embedded with a serial number that is not visible to the naked eye. PTT maintains a database of these serial numbers for the market of the Micro DOT system. PTT is paid a maintenance fee and a per-call support fee for access to the database.

     Call-a-Card(TM):
     -----------

     This interactive software program allows customers to call a special telephone number and dictate a greeting or message. A card is sent to the intended recipient giving him or her a telephone number to call. When that number is called the special recorded message is broadcast.

     Employee Supervision:
     --------------------

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

     ACC's major revenues are derived from the sale, installation and servicing of Comdial telecommunications equipment, which accounted for approximately ____% revenues in 1999. Comdial is a major manufacturer of business telecom systems in the United States and in 1998

ACC Telecom was its second largest commercial dealer. ACC also purchases equipment from Sprint's North Supply and ALLTEL SUPPLY. ACC during 1999 became an accredited Lucent Technologies dealer, which is expected to open a broader market to ACC.

     Sales are made by ACC directly to business end-users by its sales department, currently consisting of ten employees. The sales department includes highly trained and experienced personnel with on-going training designed to facilitate expertise in fast-changing telecommunications technology. Marketing is achieved principally by heavy Yellow Page advertising throughout the Baltimore-Washington regions, in Northern Virginia and in the Wilmington, Delaware area. Telemarketing and customer referrals are also relied upon. ACC currently has approximately 3,200 customer installations.

     The market for ACC's products and equipment is subject to rapid technological development, changes in customer requirements and frequent new product introductions. However, the small-to-mid-size business targeted by ACC is less likely to rapidly change their phone system with every new technological change. Generally, customer needs and expectations will require ACC to continuously identify, test and market new equipment with features that keep pace with the new technology, evolving industry standards and competitive offerings. These activities are expected to require ACC to make expenditures on testing equipment and on the training of sales and service personnel. ACC has been approved as a bidder of contracts for the federal General Services Agency, the Department of Defense and Maryland's State Department of Procurement, for all of whom ACC has installed various systems.

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

Changes in technology are expected to impact RomNet's core business by shifting focus more to the Internet. Technical support for software and hardware comprises about 55% of RomNet's services. However, Internet activity for 2000 and beyond is projected to comprise almost 50% of the support operation. In 1999, the Company estimates global technical support represents 60%-65% of the core business. Internet support and Internet services comprise another 20%-25% of the operation while the remaining 10%-20% is devoted to beta testing and e-commerce related activities. The Company expects that within the next three to five years Internet technical support will be the dominant source of revenue for RomNet.

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

     Adverse Circumstances. Several adverse circumstances negatively impacted Talidan's business in 1998 and 1999: Long distance rates increased in Brazil in February 1998 from 0.0028 SDR ( Standard Drawing Rate). SDR is an International Money used by the telephones. It is equal to about 1.44 US dollars or $.40 to U.S. $.59; Social, religious and political pressures to curtail the adult telephone business increased significantly during 1998; and the content of both television advertising and messages heard by a caller were restricted in the fall of 1998. The rate increase and restricted content pressures resulted in a decrease in call volume.

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

     In addition, while Talidan TV continued to advertise throughout 1998 and the first four months of 1999, amounts spent on ads varied in each month of 1999 and were significantly lower in January and March as the Company attempted to manage the uncertainties facing Talidan's business. Advertising was cancelled in late April 1999 due to lack of response. Although advertising ceased, payments continued to be received through December 1999, albeit at a decreasing rate. Some payments are expected to continue short-term since it is likely that some customers have retained telephone numbers, which are still active, from earlier TV advertisements. In December 1999, WWT notified Talidan that it was withdrawing the use of Talidan's premium long distance telephone numbers as of January 1, 2000, later moved to March 15, 2000. The business of Talidan has been suspended since June of 1999 and any residual income ceased in December 1999. The business had no employees or office space since it contracted through third parties. A shut down was affected without additional costs to the Company.

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

Victoria Station Restaurant

     Victoria Station Restaurant ("Victoria Station") is located in Virginia Gardens, Florida near Miami International Airport and was opened in 1973. The Corporation acquired the restaurant in August 1997 to provide cash flow to the Corporation until its telecommunications companies could support the operations of the Corporation. Victoria Station is operated under two subsidiaries of the Company, Victoria Station Miami, Inc., a Florida corporation, and Talidan USA, Inc., a Maryland corporation. The restaurant is a full service steak house featuring quality steaks, barbecue ribs, chicken, fish, a salad bar and a full liquor service. Victoria Station emphasizes consistent high quality ingredients and generous portions at moderate prices in a casual dining atmosphere. The restaurant attracts a diverse mix of customers, including professionals and families. Although no decision has been made, the Company is investigating the wisdom of divesting itself of Victoria Station.

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

COMPETITION

     PTT. The Corporation's competitors in the development of voice recognition systems are independent companies such as Vocalis, Phillips and VCS, as well as PBX and key telephone manufacturers such as Lucent Technologies, Northern Telecom, Siemens, Executone, Panasonic and Toshiba. Carnegie believes some of these companies are seeking a partner to integrate and further develop such systems into their equipment. Most of these companies have greater financial, technical, personnel and other resources than Carnegie and have established reputations for success in the development, licensing and sale of their products and technology. The Corporation believes that MAVIS(TM) can compete favorably with any similar system being currently marketed. Unlike many such systems, MAVIS(TM) can be integrated with most existing and all new PBX equipment. MAVIS(TM) can be produced in a number of different languages. Ongoing research and product development for voice recognition products is widespread and highly proprietary, and as a result, the Company cannot know the full extent of its competition or the stage of its competitors' product development. The Corporation believes that other companies including Voice Control Systems, Registry Magic, Locus and General Magic are attempting to develop voice recognition software systems functionally similar to MAVIS(TM). The Corporation's relationship with ALLTEL Supply, Inc., one of the nation's leading providers of telecommunications and data communications products, is expected to greatly increase the Corporation's ability to compete with other large telecommunication dealers that enter the market in the future.

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

EMPLOYEES

     In 1999 the Corporation together with its subsidiaries had 148 employees, 106 of which were full-time and 42 part-time as follows:

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

     Paramount:        Ten (10) full-time employees, of which 4 are in
administration, 2 are in sales and 4 are in service.

     American Telecommunications & Computers (d/b/a RGG):   Two  (2) employees.

     CCI:              Two  (2) employees.

     Talidan does not have any employees as such. Talidan's managing director, a resident of the Isle of Man, and individuals providing administration services in Brazil and the United Kingdom are all paid pursuant to consulting agreements. Talidan relies on outside sources for its sales, marketing and advertising.

     Victoria Station: 47 employees of which 16 are full-time and 31 part-time.

     None of the Corporation's employees are covered by a collective bargaining agreement and the Corporation believes its relations are good.

REGULATORY MATTERS

     Except with respect to Victoria Station and Paramount International Corporation, the Corporation is not subject to direct regulation by any
government agency.   Restaurants are subject to numerous federal, state and
local laws affecting health, sanitation and safety, as well as state and local licensing of the sale of alcoholic beverages. The Americans With Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under such Act, Victoria could be required to expend funds to modify its restaurant to provide service to disabled persons or make reasonable accommodations for the employment of disabled persons. Paramount has a Federal Communications Commission license that controls tariffs charged on telephone calls.

ITEM 2.   Description of Property.

     The Corporation owns no real estate. The principal executive offices of the Corporation are located at 11350 McCormick Rd. Executive Plaza 3, Suite 1001, Hunt Valley, Maryland, 21031. The Corporation's lease, of approximately 7,700 square feet of space expires April 30, 2003. The annual rent of $132,000 is subject to increases of 3.5% per year.

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

ITEM 3.   Legal Proceedings.

     On December 21,1998 Gloria Lucas, personal Representative of the Estate of John Charles Saah, brought suit against Carnegie, E. David Gable, Carnegie's Chairman, and David Pearl, a former officer of Carnegie, which was originally filed in the United States District Court for the Eastern District of Virginia, Alexandria Division, and has since been removed to the U.S. District Court for the Northern District of Maryland. This case stems from a series of contracts and negotiations resulting from the acquisition of ECAC by Grandname, the assignment to Carnegie and Carnegie's subsequent sale of ECAC. A Settlement Agreement was entered into and, a Dismissal with Prejudice only with respect to Carnegie has been filed with the Court. Payments have been made to the Plaintiff through the sale of Carnegie stock belonging to the Estate of John Charles Saah, which has been placed in escrow. Currently, there remains a balance due of approximately $126,000 plus a disputed amount of $ 130,654.

     Lisa Kamil, a former broker of ECAC, brought an action against ECAC, n/a Carnegie International Corporation, and Ewing Partners Corporation, d/b/a Value Partners, Limited, which is pending in the Circuit Court for Oakland County, Michigan. This case originates from a number of transactions involving Carnegie's former subsidiary, ECAC, which was sold to Value Partners Limited in January of 1998, and a special arrangement between Ms. Kamil, Carnegie and Franklin Bank. The Complaint in this action seeks damages in the amount of $150,000.00. The incidents and matters which are the subject of the Complaint are based on activities caused by First Charter Bank, a subsidiary or affiliate of Ewing Partners Corporation, d/b/a Value Partners. Although the Plaintiff may have a valid claim for a smaller sum, Carnegie believes that it is not at fault in this matter and that Plaintiff is not likely to prevail against Carnegie. Carnegie believes that it has no material liability and may have a strong cross-claim against Value Partners and also a strong third party claim against First Charter Bank, which have not yet been filed. Carnegie intends to vigorously defend itself in this matter and believes it will be successful in defending this litigation to it conclusion or otherwise resolving the same in Carnegie's favor.

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

     On May 28, 1999, the Corporation filed a complaint in the United States District Court for the District of Maryland against Kelly Allen, Ark Capital, Inc., G. William Higbee, and an individual using an Internet chat room whose legal name is unknown. The complaint asserts a claim based on defamatory statements made over the Internet by the defendants. The defendants stated that certain officers sold shares of the Common Stock of the Corporation two days before trading of the Common Stock on AMEX was halted. These statements were false. In fact the corporate officers did not sell the shares in the market. All shares referred to in these statements were voluntarily returned to the Corporation without consideration. Contemporaneously proper forms were filed by each officer with the Securities and Exchange Commission to such effect. The Complaint seeks compensatory and punitive damages. Defendant Higbee has entered into an agreement with the Company retracting these statements as false pursuant to a Stipulation filed with the Court attached hereto in its entirety as Exhibit
99.4. The Company has dropped its action against Higbee but intends to pursue the other defendants vigorously.

     On December 23, 1998, Carnegie brought an action against Advanced Networking, Inc., Richard B. Raphael, Lori A. Raphael, The Richard B. Raphael Living Trust, The Lori A. Raphael Living Trust, which was originally filed in the Circuit Court for Baltimore County, Maryland, and was removed by the Defendants to the United States District Court for the District of Maryland, Northern Division. This case emanated from an Option Agreement for the purchase of Advanced Networking, Inc., a Delaware corporation, which was entered into between Carnegie as purchaser, and the other Defendants as sellers on or about July 22, 1998. The Defendants failed to complete the transaction, all the terms of which had been agreed upon in the Option Agreement. The Complaint sought relief under the theories of breach of contract, promissory estoppel, and misrepresentation and seeks monetary damages as well as specific performance. Federal Court granted the Defendants' Motion to Dismiss Due to Lack of Jurisdiction in the State of Maryland. Carnegie initiated this litigation to obtain the benefit of its contract. The Company is reviewing its legal recourse against the defendants in a venue of proper jurisdiction.

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

     Carnegie previously reported, that arbitration with the J-Net group was about to commence. J-Net were the former owners of Carnegie's subsidiary, RomNet, and there is a dispute regarding certain payment issues. The J-Net Group contends that Carnegie is indebted to it in the amount of $112,000.00 to be paid in four semi-annual installments of $28,000.00 and Carnegie believes that it is entitled to a setoff in the amount of $71,734 thereby alleviating any present claim and reducing any future claim that The J-Net Group may have. Arbitration was to begin in New York in March 2000. Carnegie believes that its position is valid. On March 2, 2000 the Company and J-Net agreed to the withdrawal of the Request for Arbitration, without Prejudice to the rights of each party.

     On February 29, 2000 the Company filed an action for damanges against individuals who have used the Internet chat rooms to publish and propagate "false and misleading statements about the Company, its executives and its employees." The action was filed in the United States District Court for the District of Maryland. It is filed against individuals, whose legal identities are unknown and used screen names.

     A subsidiary of Carnegie terminated one of its key employees, Mark Ortner, and although most issues have been resolved, no final agreement has been executed. Carnegie believes that this matter will be resolved through the completion of ongoing negotiations amicably without the assertion of any further claims or litigation; however there can be no assurances in this regard.

     Shareholders Suits. The Corporation and various of its current officers and directors are parties to several lawsuits which purport to be class actions filed on behalf of non affiliates who purchased or acquired the Corporation's Common Stock in the period from September 15, 1998 to April 30, 1999. The first of these suits, typical of the others, was filed in the U.S. District Court for the District of Maryland on or about June 11, 1999, titled Alan Genut,
                                                           -----------
individually and on behalf of all others similarly situated v. Carnegie
-----------------------------------------------------------------------
International Corporation, et al., Civil No. L-99-1688.  Four other lawsuits of
----------------------------------
like kind were filed by other plaintiffs in the same court.

     These Maryland actions purport to allege violations of federal securities laws in connection with the Corporation's filing with the Securities and Exchange Commission of a Form 10-SB, on or about October 28, 1998. Each of the five original complaints filed in Maryland alleged that the Defendants improperly recorded certain transactions in violation of generally accepted
accounting principles. The transactions in question are the sale of   ECAC, and
the purchase of its subsidiaries, PTT and Talidan.

     In August 1999, the Plaintiffs in the several actions which have been filed in Federal Court moved to consolidate their complaints, in accordance with provisions of the Private Securities Law Reform Act of 1995 (the "PSLRA"). The Company and the other Defendants in those actions consented to the motion and, on or about September 1, 1999, the Court entered an Order consolidating the actions and requiring that a consolidated complaint be filed on or before October 31, 1999. The parties agreed to extend until March 21, 2000 the time within which such a consolidated complaint must be filed.

     On March 21, 2000, the Plaintiffs in the Maryland actions filed a consolidated complaint, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, 15 U.S.C. (S)(S) 78j(b) and 78t(a), as well as SEC Rule 10-b-5, 17 C.F.R. 240.10b-5. The consolidated complaint purports to be a class action filed on behalf of non affiliates who purchased or acquired the Corporations Common Stock in the period from September 15, 1998 to April 30, 1999. Under the schedule established by the United States District Court, the Company's response to the consolidated complaint is due to be filed on or before May 5, 2000. Certain other pre-trial proceedings have occurred, since the filing of the complaints

     Carnegie intends to vigorously defend the consolidated complaint which has been filed against the Company and its officers and directors. The complaint filed seeks monetary damages and other relief; however, none specifically allege a defined amount of damages. The Company intends to file a motion to dismiss the consolidated complaint for failure to state a cause of action on which relief may be granted. The filing of such a motion will impose a stay of discovery, under the provisions of the PSLRA, at least until the Federal Court rules on any such motion.

     The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken payment for the representation of all of the defendants, including current and former officers and directors of the Company, in the lawsuit.

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

                          1999                    1998                  1997
                 -----------------------------------------------------------------
                       Price Range              Price Range           Price Range
                 ----------------------     ------------------   -------------------
                  Low          High         Low        High        Low       High
                 -----    --------------    ----   -----------   -----   -----------
1st Quarter      $2.13        $ 7.31        $.22      $ 1.44     $ .65      $ 1.20
2nd Quarter       4.00         6.875/(1)/    .42       .8125      .375       .9375
3rd Quarter          -             -         .48        1.90      .375       1.375
4th Quarter          -             -         .73        2.45      .375        1.00

/(1)/ Trading of the Corporation's Common Stock was suspended on April 30, 1999 and has not resumed. At the time of the trading halt, the price of the Corporation's Common Stock was $6.875.

Holders

     As of February 29, 2000, there were 1,340 holders of record of the Corporation's Common Stock. At such date, 60,364,015 shares of Common Stock were outstanding including 21,892,066 shares held of record by CEDE Corporation on behalf of investors in the Company.

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

Recent Sales of Unregistered Securities

     The following information relates to sales of securities of the Corporation issued or sold in the period from January 1, 1999 to December 31, 1999 that were not registered under the Securities Act of 1933, as amended ("Securities Act").

(1) On April 16, 1999, the Company issued to sixteen (16) people and one (1) company, 6,950,000 shares of restricted Common Stock of the Company in consideration for all of the outstanding shares of Paramount International Telecommunications, Inc. This transactions was effected without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The recipients of the shares were accredited investors. Each of the recipients of such shares, represented that the shares were acquired for investment without a view to distribution, the certificates representing such shares contained restrictive transfer legends and to the knowledge of the Company none of such shares have been transferred. Prior to the completion of the transactions, the recipient of the shares performed a thorough due diligence review of the Corporation and received a copy of the Corporation's Form 10-SB filed on October 28, 1998 and its amendment dated February 12 ,1999.

(2) Through December 31, 1999, the Corporation sold 643,558 shares of Common Stock to 83 purchasers for an aggregate consideration of $1,002,929 in cash and the value of services. Of these thirty six (36) were employee of the Company and its subsidiaries, one (1) preformed consulting services to the Company, one (1) was a member of the Company's Board of Directors at the time the shares were issued to him. These transactions were effected without registration under the Securities Act in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act. Of the Seven (7) were sophisticated investors who received corporate information provided by Standard and Poor's as well as financial statements and information available on the Corporation's web site. Each of the recipients of such shares represented that the shares were acquired for investment without a view to distribution. The certificates representing such shares contained appropriate restrictive legends. To date none of such shares have been transferred in transactions in public markets of the United States.

(3) The following information relates to sales of securities of the Corporation issued or sold for the period beginning January 1, 2000 through the filing date herein and were not registered under the Securities Act of 1933, as amended.

Two accredited investors purchased 2,083,334 shares of the Company's common stock for a total consideration of $875,000. These transfers were affected without registration under the Securities Act of 1933 in reliance upon the exemption provided by section 4(2) of the Securities Act. Each of the recipients of such shares has represented that such shares were acquired for investment, without view for distribution. The certificates representing such shares contained an appropriate restrictive legend. To date, none of the shares have been transferred into the public market of the United States.


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

     In 1999 the Corporation acquired Paramount. Paramount provides telecommunications services and systems to the hospitality, health care and pay-telephone industries as an outside service provider in the United States, Canada and Mexico. A full description of Paramount set forth under the caption "Business - Paramount." The Company also acquired the assets of RGG, an interconnect company similar to ACC, although with a far smaller scale of operations. RGG has not had material operations to date.

     During fiscal 1998, revenues were contributed principally by Talidan, ACC and Victoria Station. For 1999, revenues were contributed principally by Paramount, RomNet and ACC.

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

     Income is also to be derived from one other source, the ownership and operation of the Victoria Station Restaurant near Miami, Florida.

     The Corporation believes that MAVIS(TM) with its new release and its IVR software products have significant potential for growth. MAVIS(TM) can integrate with virtually any PBX whether currently marketed or already in use. MAVIS(TM) can function in a number of languages. The Corporation intends to market MAVIS(TM) in the United States through marketing relationships thru distributors as well as direct marketing by ACC and CCI. In December 1998, the Corporation entered into a Distributor Agreement designating Tiller International Corporation as the exclusive authorized distributor of MAVIS(TM) in the Eastern Block. The recent acquisition of Paramount is expected to provide the Corporation with capability to market MAVIS(TM) to the hospitality and health care industries, however, there can be no assurance in this regard. PTT has also developed a number of IVR software products. These software products include systems to place orders from suppliers, automate payrolls, register purchases by customers, profile current employees, protect merchandise from theft, make hotel reservations, send greeting card messages and obtain travel information. MAVIS(TM) its IVR software has to date not been a source of material revenue for PTT or the Company. There is no guarantee that future marketing of these products will be a source of material revenue for the Company.

     Talidan.    The operations (advertising) of Talidan were suspended in
June of 1999. Although advertising ceased, payments continued to be received through December 1999, albeit at a decreasing rate. In December 1999, WWT (long distant service provider) notified Talidan that it was withdrawing the use of Talidan's premium long distance telephone as of January 1, 2000. This date was extended to March 15, 2000 by WWT. The operation of the business has been suspended. The business had no employees or office space since it contract thru third parties. A suspention was affected without additional costs to the Company.

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

Results of Operations

     The results of operations for the fiscal years ended December 31, 1998 and 1999 described herein are based upon the Corporation's Consolidated Financial Statements for such years.

     Fiscal Year Ended December 31, 1998. The Corporation realized operating revenues in 1998 of $7,302,017. Cost of sales for 1998 were $2,950,232, operating expenses were $20,201,475, interest income (net of interest expense) was $2,031, and there was an income tax expense of $12,279 resulting in the Corporation realizing a net loss from continuing operations of $15,178,571. or ($0.30) per share, diluted.

          The Company during 1998 acquired the following businesses:

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

     See Note 2 to the Consolidated Financial Statements under the captions "ACC Telecom, Voice Quest and RomNet."

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

     (v) ECAC (Europe) was sold to the existing management of that company for a promissory note in the amount of two hundred fifty thousand dollars.

See Note 3 to the Consolidated Financial Statements under the captions "ECAC."

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

    Payment           Date of Payment            Amount
    -------           ---------------            ------
1st Quarterly:        October 26, 1998        $  225,000
                      October 30, 1998            25,000
                      January 27, 1999           335,000
2nd Quarterly:        March 12, 1999             750,000
                                              ----------
                      Total Received          $1,335,000

     In October 1998 the Company requested a partial early payment on the Note which was received prior to the December 22, 1998 due date as set forth above. In consideration for such early payment, the Company (a) granted Westshire warrants to acquire 2,000,000 shares of the Company's common stock at a purchase price per share of $1.425, well above the then-market value of $.78 and (b) agreed to extend the due date of the balance of the first payment until January 27, 1999. The balance of the first quarterly payment was made in accordance with the revised terms of the Note. The second quarterly payment, which was due March 22, 1999, was made ten days early and in excess of the required amount. The balance of the third quarterly payment, which was due June 22, 1999, to date has not been made. The Company is in discussion with representatives of Westshire to secure payment but those discussions may have been adversely effected by a discussion between Westshire's attorney and a representative of our former auditor. Although the Company believes that there exists no material uncertainty as to Westshire's ability to pay, Westshire has not kept up payments during the trading halt. Therefore, the Company has established a reserve of $1,115,487 at December 31, 1998.

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

          For the fiscal years ended December 31 1999 and 1998:

(1) Revenues from external customers for (a) telecommunications was $18,486,206 and $5,358,377, respectively; (b) the restaurant was $1,843,148 and $1,943,640

(2) Interest expense for (a) telecommunications was $447,480 and $12,847, respectively; (b) the restaurant was $27,727 and $760. respectively; and (c) corporate was $153,072 and $213,474 respectively;

(3) Income tax expense (benefit) for telecommunications was $140, and the restaurant was none and for corporate was $19,050 and $12,279, respectively;

(4) Depreciation and amortization for (a) telecommunications was $4,903,083 and $926,686, respectively; (b) the restaurant was $55,148 and $36,884, respectively; and (c) corporate was $147,886 and $31,651, respectively.

(5) Segment profit (loss) before taxes for (a) telecommunications was (6,783,733) and ($9,698,466), respectively; (b) the restaurant was $97,693 and ($133,950), respectively; and (c) corporate was ($5,334,813) and ($3,733,960), respectively

(6) Segment assets for (a) telecommunications was $47,778,086 and $11,905,303, respectively; (b) the restaurant was $180,807 and $267,169, respectively; and
(c) corporate was $2,106,422 and $2,244,074, respectively; and

(7) Expenditure for segment assets for (a) telecommunications was $355,319 and $217,974, respectively; (b) the restaurant was 8,657 and none, respectively; and
(c) corporate was $48,936 and $212,335, respectively;

With respect to the fiscal years ended December 31, 1999 and 1998 the following geographic area data for trade revenues is based on product or service delivery location, and property, plant and equipment is based on principal location;

(1) Revenues from external customers for (a) the United States was $13,160,614 and $4,057,563, respectively; (b) Brazil was $384,653 and $3,204,379, respectively; (c) United Kingdom was $72,101 and $40,075 respectively; and
(d) Canada was $1,962,904 and none, respectively; (e) Mexico was $4,749,082 and none, respectively.

(2) Segment assets for the United Kingdom was $3,793,003 and $5,790,592, respectively; and for the United States, net of inter-segment receivables was $44,738,740 and $7,332,661, respectively, and for Brazil was $26,483 and $1,293,293 respectively. Canada was $24,683 and none, respectively; Mexico was $59,675 and none, respectively.

     Fiscal Year Ended December 31, 1999. The Corporation realized revenues for the year ended December 31, 1999 of $20,329,354. Cost of sales for the year were $11,111,552. Operating expenses were $20,036,017 after impairment expenses, depreciation and amortization, interest expense (net of interest income) was (152,079). Net of income taxes of $19,190 resulting in the Corporation realizing a net loss of $10,989,484 or ($0.17) per share, diluted.

Acquisitions

     In February 1999, the Corporation acquired Paramount, which is expected to continue to provide telecommunications billing and clearing services to the hospitality, health care and pay-telephone industries as an outside service provider in the United States, Mexico and Canada through the sale and service of interfacing equipment for Hotel & Hospital PBX systems. Generally these are the primary systems used by hotels to provide 0+ & 0- telephone-related services. Hotels provide access to credit card calls and third party collect calls to their guests. Paramount collects and provides the data necessary to bill guests for telephone calls and to properly manage 0+ & 0- telecommunications services in the hotel. Paramount also purchases direct collect calls and or provides billing and clearing services for third parties using Paramount's infrastructure and established vender relationships. Paramount's revenues for 1998 were $11,314,649 and its net income for the same period was $646,937. Of 1998 revenues about 1/3 came from purchase of direct collect calls and/or billing and clearing from third parties. Third party business is subject to more attrition than Paramount's other services. The company has an active sales force charged with acquiring new customers for this service, but there can be no assurance that revenues will continue at current levels. In addition, Paramount expects to market MAVIS to the hospitality and the health care industries.

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

Working Capital and Liquidity

     Cash needs of the Company have been met to date by a combination of funds generated from operations, from borrowings, from the sale of assets and from issuances of the Corporation's stock for cash and for services. For 1998, cash flow used in operations was ($4,132,378), and proceeds from the sales of stock were 4,282,504. In 1999 the Corporation had cash flow used in operations of 1,490,572 and generated $1,052,150 in proceeds from the sale of stock as well as approximately $100,000 from the sale of ECAC's stock. Cash from borrowings amounted to 2,211,625 and $1,258,827 for the years ended
December 31, 1998 and December 31, 1999, respectively.

     In addition, during 1999 and 1998, the Corporation issued 843,180 and 2,179,268 shares of the Company's Common Stock at a value of $132,529 and $922,732, respectively as compensation for services rendered by various consultants, attorneys, and others.

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

     Commencing in the second quarter of 1999 the Corporation incurred unanticipated expenses in connection with the resolution of the SEC's accounting comments, the cessation of trading, and shareholders' suits which in the aggregate are estimated to be $1,700,000. Although the Company believes that the basis for the shareholder suits are without merit and intends to vigorously defend itself against them, the outcome of such suits are uncertain at this time. In addition, the Company is involved in certain other legal proceedings none of which the Company believes will have a material adverse effect on the Company, however there can be no assurance in this regard.

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

     During 1999, the Company has expended available cash resources on (1) the operating requirements of the Corporation and its subsidiaries, (2) the payment of signing bonuses related to the Paramount Employment Agreements, and (3) the repayment of short term borrowings, (4) cost for legal and re-audit of 1998.

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

     The Company's report on Form 8-K dated September 21, 1999 and filed with the SEC on September 28, 1999, discusses in detail the Company's views with regard to Grant Thornton's termination, which is incorporated herein by reference thereto. Grant Thornton's responses to such discussion are set forth on Forms 8-K/A filed with the SEC on October 13, 1999 and on October 25, 1999, respectively, which are incorporated herein by reference thereto. The Company's rebuttals to Grant Thornton's statements are set forth in Exhibit 99.1, referenced hereto.

     On March 7, 2000 the Board of Director's approved a motion to begin an action against Grant Thornton for damages and other legal remedies, and empower management to select one or more law firms to file the motions.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following is a listing of the directors and executive officers of the Corporation as of December 31, 1999, their ages and positions with the Corporation.


Name                            Age/(1)/   Position/(2)/
----                            --------   -------------
E. David Gable/(3)/                  50    Chairman of the Board of Directors
Lowell Farkas/(4)/                   59    Director, President and Chief
                                            Executive Officer
Barry N. Hunt                        51    Director
Michael Eberle/(5)/                  53    Executive Vice President
Michael R. Faulks                    45    Vice President
Lawrence Gable/(3)/                  54    Vice President
Richard J. Greene, CPA/(6)/          61    Vice President, Corporate Secretary and
                                            Acting Chief Financial Officer
Anthony Redfern                      41    Vice President
Adnan Khan/(7)/                      30    Director
Allan Jay Kovitz/(8)/                57    Director
Walt Nawrocki/(9)/                   54    Director

-----------------------------
/(1)/ As of December 31, 1999.
/(2)/ Each Director holds office for one year and until his successor has been duly elected and qualified.
/(3)/ E. David Gable and Lawrence Gable are brothers. E. David Gable also serves as a member of the Company's Office of the Chief Operating Officer.
/(4)/ Pursuant to Lowell Farkas' employment agreement with the Corporation, he is entitled to be a Director so long as he is the President. Mr. Farkas also serves as a member of the Company's Office of the Chief Operating Officer.
/(5)/ Pursuant to terms of the Paramount Acquisition Agreement, Mr. Eberle is entitled to a seat on the Board of Directors but has not yet exercised such right. Mr. Eberle also serves as a member of the Company's Office of the Chief Operating Officer.
/(6)/ Effective February 15, 1999, Richard J. Greene became the Secretary of the
      Corporation.
/(7)/ As of October 21, 1999.
/(8)/ As of November 16, 1999.
/(9)/ As of November 16, 1999.

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

     Walt Nawrocki. Mr. Nawrocki has served as a Director of the Corporation and a member of its audit committee since November 1999. In November, 1999 he was named CEO of Intraco Systems, Inc. (OTCBB: INSY), of Boca Raton, Florida,
                                               ----
which specializes in convergence of voice and data technologies for business. Prior to that time he was President, CEO and Director of Registry Magic for 3 years prior after leaving IBM for many years holding various positions including manager for Worldwide Product Development and Business Management. Mr. Nawrocki has received numerous Computer Telephony industry awards.

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

Officers

     The following changes occurred between January 1, 1999 and December 31,
1999:

     David Pearl resigned as Corporate Secretary as of January 22, 1999 to pursue other opportunities.

     Bennett Goldstein joined the Company on February 16, 1999 as executive Vice President and Chief Financial Officer. Prior to joining the Company Mr. Goldstein was a partner at Grant Thornton LLP and the Audit Partner responsible for the 1997 restated 1996 audit of the Company. On September 10, 1999 Mr. Goldstein left full-time employment with the Company under mutually agreed terms. Pursuant to such agreement, which was signed on September 30, 1999, Mr. Goldstein is required to provide consulting services to the Company for six months ending March 10, 2000. Mr. Goldstein has pursued another employment opportunity since leaving the Company. To date, approximately $48,788.47 have been paid and $38,711.53 is still due to be paid under this agreement. The Company fully expects to resolve the outstanding amounts.

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

     Subsequent Events. Arthur Abraham, the Corporate Comptroller since April 1999, was appointed Vice President, Corporate Comptroller in January, 2000 by the Board of Directors.

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

     To the Corporation's knowledge, based solely on review of such reports, furnished to the Corporation (with written representations that no other reports were required), all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period relating to this form 10-KSB except that the following directors and executive officers have not filed a Form 3: E. David Gable, Lowell Farkas, Barry Hunt, Adnan Khan, Allan Jay Kovitz, Walt Nawrocki, Michael Eberle, Michael Faulks, and Richard Greene. The following directors and executive officers have inadvertently not filed a Form 5: E. David Gable, Lowell Farkas, Barry Hunt and Michael Faulks. The Company has informed the foregoing persons of their legal obligations to file such forms and believes that all such forms will be filed with the commission very shortly.

ITEM 10.  Executive Compensation.

Summary Compensation Table

     The following table sets forth certain information concerning compensation of the Corporation's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December 1999 and 1998

                           Annual Compensation                                 Long term Compensation
                    ---------------------------------    --------------------------------------------------------------
                                                                         Restricted     Securtities
                                                         Other Annual      Stock        Underlying           All Other
    Name            Year      Salary            Bonus    Compensation      Awards       Options/SARs       Compensation
    ----            ----      ------            -----    ------------   -----------     ------------       ------------
E. David Gable      1999      200,000            --           --              --                --                --

                    1998      200,000            --           --          500,000/(1)/   1,000,000                --

Lowell Farkas       1999      200,000            --           --              --                --                --

                    1998      150,000            --           --          300,000/(1)/          --                --

Michael R. Faulks   1999      200,000/(2)/       --           --              --                --                --

                    1998      200,000/(2)/       --           --              --                --                --

Mike Eberle         1999      108,333        375,000/(3)/     --              --                --                --

Antony Redfern      1998      115,000            --           --              --                --                --

Barry Hunt          1999      125,000            --           --              --                --                --

/(1)/ All of such shares were issued pursuant to grant of discretionary bonuses by the Company's Board of Directors, with respect to performance of the Company during fiscal 1997. The SEC, in reviewing the Company's Form 10-SB, questioned in writing to the Company's attorney on March 29, 1999 the discounted value on 1997 Company acquisitions. As a result, until such issues were resolved, Company management voluntarily elected to return all of such shares to the Company without further consideration. Upon review of the re-stated 1997 financial statements on which the bonuses were based and review of each employment agreement, the bonuses in question were in fact earned. These shares will be returned to the employees.

/(2)/ This amount reflects conversion of (Pounds)75,000 received by Mr. Faulks at an estimated exchange rate of $1.60.

/(3)/ Mike Eberle received sign bonus when Paramount was acquired.

The Chairman and President of the Company have agreed to defer a substantial portion of their respective salaries and expense reimbursements during 1999 and 1998. The Company has undertaken to pay these deferred salaries and expenses in the form of cash and/or stock to be negotiated in amounts as yet to be determined.

Option/SAR Grants in Last Fiscal Year

     None

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

     In September 1999, Michael Faulks, Managing Director of PTT and a Vice President of the Company and Mark Davies of PTT contracts expired. Both have agreed to continue in their current positions under the terms of their prior agreements. The Company expects to sign new agreements with them shortly.

     In December the Board of Directors voted to extend the terms for the right of exercising stock options for two years from the current expiration dates due the trading status of the Company's shares as well as the term of all other provisions of the employment agreements of E. David Gable, Chairman and Lowell Farkas, President & CEO. Mr. Gable's term was extended until April 7, 2005 and 1,000,000 options that were due to expire on December 31, 1999 were extent to December 31, 2001. Mr. Farkas agreement term was extended to August 30, 2005.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table reflects the beneficial ownership of the Corporation's Common Stock as of December 31, 1999. The table includes directors, executive officers, each person known to Management of the Corporation to own beneficially, directly or indirectly, more than 5% of the Corporation's Common Stock. All directors and executive officers as a group are included. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of all executive officers and directors is the principal office of the Corporation.


5% Beneficial Owners                           Number of Shares         Percent of Class
--------------------                           ----------------         ----------------
The Greater Metropolitan Corporation/(1)/      3,133,874                     5.22%
333 7th Avenue
New York, NY 10001

/(1)/ Leonard Mezi is the sole stockholder of The Greater Metropolitan Corporation and controls the corporation.


Executive Officers and Directors                   Number of Shares        Percent of Class
E. David Gable/(1)(2)(3)/                             1,253,100                  2.05%
Lowell Farkas/(3)/                                      925,000                  1.52
Michael Eberle                                        2,807,300                  4.68
Richard J. Greene/(3)/                                   38,058                   .06
Michael R. Faulks                                       370,370                   .62
Barry N. Hunt/(4)/                                        7,385                   .01
Adnan Khan                                                    0                     0%
Walt Nawrocki                                                 0                     0%
Allan Kovitz                                              1,000                     0%
All directors and executive officers                  5,402,213                   9.0%
 as a group (9 persons)

/(1)/ Includes shares of Common Stock that the above individuals have a right to acquire within 60 days pursuant to the exercise of options. Such shares are deemed outstanding for the purpose of computing the percentage ownership of such individuals, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

/(2)/ Includes 248,000 shares issued to Mr. Gable in exchange for shares of stock in DAR Products Corporation and for services rendered in connection with the Exchange Agreement with Grandname Limited.

/(3)/ Messrs. Gable, Farkas and Greene were issued 500,000, 300,000 and 175,000 bonus shares of Common Stock, respectively, in 1998 based on 1997 net income. All of such shares were issued pursuant to grant of discretionary bonuses by the Company's Board of Directors, with respect to performance of the Company during fiscal 1997. The shares were returned to the status of authorized but unissued shares. Upon review of the re-stated 1997 financial statements on which the bonuses were based and review of each employment agreement, the bonuses in question were in fact earned. These shares will be returned to the employees.

/(4)/ Includes shares owned with his wife as tenants by the entirety. Does not include 200,000 shares of Series A Preferred Stock convertible into 2,000,000 shares of Common Stock on May 18, 2000 or earlier, at any time into Common Stock valued at $2,000,000 based on its then market value. Since market value of the Company's Common Stock has been in excess of $1.00, the conversion right is not likely to be exercised within 60 days.

ITEM 12.  Certain Relationships and Related Transactions.

     On June 25, 1999, American Champion Entertainment, Inc. a Delaware corporation ("American Champion") loaned the Company $250,000, with an origination fee of $25,000, fixed interest of $25,000 and warrants to purchase the Company's Common Stock at an exercise price of $3.50 per share. E. David Gable, the Corporation's Chairman, serves as a director of American Champion. The American Champion loan is due December 31, 1999 and is secured by an option to purchase 100% of the stock of RomNet, exercisable in the event of default of such loan, at a price equal to two times gross sales for the 12 months prior to the date such option is exercised, less any unpaid principal and/or loan fees or interest on the loan. The Company entered into such loan agreement at arms-length and the Board of Directors of the Company approved the transaction as being in the best interest of the Corporation with particular reference to the Company's financial condition and the lack of reasonable alternative sources of financing. The Company has requested an extension of the payment terms of such loan with conversion of the interest and origination fee to Common Stock of the Company. The Company does not believe default on this loan would cause any material adverse effect on the Company's financial condition. On February 17, 2000, American Champion Entertainment, converted its debt to equity with shares to issued based on the trading value of the shares average for a period after trading resumes plus 75,000 warrant at an exercise price of $3.50 per share that expire on June 25, 2002.

     TimeCast spun off DAR in December 1998. The Corporation had made loans to DAR in the amount of approximately $57,000 to fund its operations since the Corporation acquired all of DAR's assets and outstanding shares in May 1996. The Corporation has agreed on

March 16, 1999 to extend the service agreement to TimeCast until March 15, 2001.

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

ITEM 13.  Exhibits, List and Reports on Form 8-K.

Exhibits

     The exhibits filed as a part of the Annual Report on Form 10-KSB/A for 1998 filed on January 25, 2000 are incorporated by referenced are listed in the "Index of Exhibits" on the page following the signature page hereof.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



                                C O N T E N T S
                                ---------------
                                                               PAGE
                                                               ----


INDEPENDENT AUDITORS' REPORT                                      F-1


CONSOLIDATED BALANCE SHEETS                                 F-2 - F-3


CONSOLIDATED STATEMENTS OF OPERATIONS                       F-4 - F-5


CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS                     F-6


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                    F-7


CONSOLIDATED STATEMENTS OF CASH FLOWS                       F-8 - F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                F-10 - F-46

                          INDEPENDENT AUDITORS' REPORT



TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
CARNEGIE INTERNATIONAL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Carnegie International Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carnegie International Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 23. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                         MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                         Certified Public Accountants
New York, New York
March 18, 2000

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                    ----------------------------
                                                       1999             1998
                                                    -----------      -----------
CURRENT ASSETS                                                        (Restated)
 Cash and cash equivalents                          $   463,374      $   837,649
 Accounts receivable, net of allowance for
  doubtful accounts of $931,417 and $48,000           2,634,755          699,688
 Due from former subsidiaries                                 -        1,568,937
 Loans receivable                                       104,119        1,058,224
 Inventory                                              353,993          145,128
 Prepaid expenses and other current assets               97,263           56,589
 Prepaid income taxes                                    26,046                -
                                                     ----------       ----------
     Total current assets                             3,679,550        4,366,215


PROPERTY AND EQUIPMENT, less
 accumulated depreciation and amortization of
 $570,980 and $162,506                                1,258,026          901,423


SOFTWARE DEVELOPMENT COSTS, less accumulated
 amortization of $2,098,741 and $156,263              3,728,695        5,671,174


OTHER ASSETS

 Intangibles, less accumulated amortization of
 $2,966,502 and $195,539                             39,720,405        3,374,992
 Due from related parties                                21,244           51,986
 Due from former subsidiaries                           206,112                -
 Security deposits and other assets                      28,552           50,756
                                                    -----------      -----------
  TOTAL ASSETS                                      $48,642,584      $14,416,546
                                                    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                         -------------------------------
                                                                             1999               1998
                                                                         ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                         (Restated)
CURRENT LIABILIT                                                                            ------------
 Notes payable-Banks                                                     $    159,000       $    206,951
 Advance on stock purchases                                                   641,000                  -
 Current maturities of long-term debt                                         818,740          1,203,675
 Current maturities of notes payable to stockholders and affiliates         1,546,382            259,898
 Current maturities of capital lease obligations                               72,822                  -
 Accounts payable and accrued expenses                                      7,596,753          2,596,448
 Deferred revenue, current portion                                             20,519             75,043
                                                                         ------------       ------------
  Total current liabilities                                                10,855,216          4,342,015


LONG-TERM LIABILITIES
 Long-term debt, less current maturities                                      239,685            277,487
 Long-term debt to stockholders and affiliates,
  less current maturities                                                     441,233            603,430
 Long-term capital lease obligations, less current maturities                  65,390                  -
 Deferred revenue less current portion                                        255,666                  -
                                                                         ------------       ------------
   TOTAL LIABILITIES                                                     $ 11,857,190       $  5,222,932
                                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                       -                  -

STOCKHOLDERS' EQUITY
 Convertible preferred stock, Series A, B, E and F,
  $1 par value; 40,000,000 authorized shares;
  274,100 issued                                                              274,100            274,100
 Common stock, no par with a stated value of $0.01;
   110,000,000 shares authorized; 62,959,534 issued
   and 61,678,534 outstanding at December 31, 1999
   and 55,796,154 issued and 53,018,135 outstanding at
   December 31, 1998                                                          629,595            557,961
 Additional paid-in capital                                                62,721,886         24,212,256
 Accumulated deficit                                                      (25,554,823)       (14,565,339)
 Foreign currency translation adjustment                                       (4,364)            (4,364)
                                                                         ------------       ------------
                                                                           38,066,394         10,474,614
 Less treasury stock at cost                                               (1,281,000)        (1,281,000)
                                                                         ------------       ------------
   Total Stockholders' Equity                                              36,785,394          9,193,614
                                                                         ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 48,642,584       $ 14,416,546
                                                                         ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended
                                                    December 31,
                                          -------------------------------
                                              1999               1998
                                          ------------       ------------
REVENUE                                                        (Restated)
 Operating                                $ 20,329,354       $  7,179,900
 Sale of service contracts                           -            122,117
                                          ------------       ------------
  Total revenue                             20,329,354          7,302,017

COST OF SALES                               11,111,552          2,950,232
                                          ------------       ------------

GROSS PROFIT                                 9,217,802          4,351,785
                                          ------------       ------------


OPERATING EXPENSES
 Selling, general and administrative        14,908,788         11,029,785
 Impairment Expense                             21,112          8,176,469
 Depreciation and amortization               5,106,117            995,221
                                          ------------       ------------
  Total operating expenses                  20,036,017         20,201,475
                                          ------------       ------------

LOSS FROM OPERATIONS                       (10,818,215)       (15,849,690)
                                          ------------       ------------

OTHER INCOME (EXPENSE)
 Interest expense                             (628,279)          (227,081)
 Interest income                               135,905            229,112
 Other income                                  340,295            681,367
                                          ------------       ------------
  Total other income (expense)                (152,079)           683,398
                                          ------------       ------------

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                        (10,970,294)       (15,166,292)

INCOME TAXES                                    19,190             12,279
                                          ------------       ------------

LOSS FROM CONTINUING OPERATIONS            (10,989,484)       (15,178,571)

DISCONTINUED OPERATIONS:
 Gain on sale of ECAC                                -          1,612,195
                                          ------------       ------------

NET LOSS                                  $(10,989,484)      $(13,566,376)
                                          ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Years Ended
                                                      December 31,
                                             -----------------------------
                                                 1999              1998
                                             -----------       -----------
LOSS PER SHARE                                                   (Restated)
--------------
 BASIC AND DILUTED
 CONTINUING OPERATIONS                       $     (0.17)      $     (0.34)

 DISCONTINUED OPERATIONS                               -               .04
                                             -----------       -----------

 NET LOSS                                    $     (0.17)      $      (.30)
                                             ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
 BASIC                                        62,851,192        44,579,804
 DILUTED                                      62,851,192        44,579,804

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                   For the Years Ended
                                                       December 31,
                                              -------------------------------
                                                  1999               1998
                                              ------------       ------------
COMPREHENSIVE LOSS                                                  (Restated)
 Net loss                                     $(10,989,484)      $(13,566,376)
 Foreign currency translation adjustment                 -             (4,364)
                                              ------------       ------------
COMPREHENSIVE LOSS                            $(10,989,484)      $(13,570,740)
                                              ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                                    Foreign
                                  Preferred Stock            Common Stock           Additional                      Currency
                                --------------------   -------------------------     Paid-in       Accumulated    Translation
                                Shares      Amount       Shares        Amount        Capital         Deficit       Adjustment
                                -------   ----------   -----------   -----------   ------------   -------------   ------------
Balance at January 1, 1998 -
 as restated                          -            -   38,835,486       388,355      14,732,345       (998,963)             -
 Net loss for the year                -            -            -             -               -    (13,566,376)             -
 Foreign currency
  translation adjustment              -            -            -             -               -              -         (4,364)
 Issuance of common stock             -            -    9,227,100        92,270       4,190,234              -              -
 Shares issued in lieu of
  compensation and other cases        -            -    2,179,268        21,793         900,939              -              -
 Issuance of warrants                 -            -            -             -         415,132              -              -
 Notes payable converted to
  common stock                        -            -    1,358,000        13,580         270,620              -              -
 Exercise of stock options            -            -    3,635,500        36,355       1,000,636              -              -
 Shares issued in connection
  with acquisitions             274,100      274,100      560,800         5,608       2,702,350              -              -
                                -------   ----------   ----------      --------     -----------   ------------    -----------
Balance at December 31, 1998
 - as restated                  274,100     $274,100   55,796,154      $557,961     $24,212,256   $(14,565,339)   $    (4,364)
 Net loss for the year                -            -            -             -               -    (10,989,484)             -
 Issuance of common stock             -            -      495,200         4,952       1,000,448              -              -
 Shares issued in lieu of
  compensation and other cases        -            -      843,180         8,432         124,097              -              -
 Exercise of stock options            -            -       50,000           500          46,250              -              -
 Shares cancelled                     -            -   (1,175,000)      (11,750)         11,750              -              -
 Shares issued in connection
  with acquisitions                                     6,950,000        69,500      37,327,085              -              -
                                -------   ----------   ----------      --------     -----------   ------------    -----------
Balance at December 31, 1999    274,100     $274,100   62,959,534      $629,595     $62,721,886   $(25,554,823)   $  (4,364)
                                =======   ==========   ==========      ========     ===========   ============    ===========


                                   Treasury      Stockholders'
                                    Stock           Equity
                                 ------------   ---------------

Balance at January 1, 1998 -
 as restated                      (1,281,000)       12,840,737
 Net loss for the year                     -       (13,566,376)
 Foreign currency
  translation adjustment                   -            (4,364)
 Issuance of common stock                  -         4,282,504
 Shares issued in lieu of
  compensation and other cases             -           922,732
 Issuance of warrants                      -           415,132
 Notes payable converted to
  common stock                             -           284,200
 Exercise of stock options                 -         1,036,991
 Shares issued in connection
  with acquisitions                        -         2,982,058
                                 -----------      ------------

Balance at December 31, 1998
 - as restated                   $(1,281,000)     $  9,193,614
 Net loss for the year                     -       (10,989,484)
 Issuance of common stock                  -         1,005,400
 Shares issued in lieu of
  compensation and other cases             -           132,529
 Exercise of stock options                 -            46,750
 Shares cancelled                          -                 -
 Shares issued in connection
  with acquisitions                        -        37,396,585
                                 -----------      ------------
Balance at December 31, 1999     $(1,281,000)     $ 36,785,394
                                 ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended
                                                                         December 31,
                                                               -------------------------------
                                                                   1999               1998
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               (Restated)
 Net income (loss)                                             $(10,989,484)      $(13,566,376)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
    Depreciation and amortization                                 5,106,117            995,221
    Asset impairment loss                                            21,112          8,176,469
    Gain on sale of subsidiaries                                          -         (1,612,195)
    Gain on sale of print media                                           -           (646,928)
    Issuance of stock as compensation                               132,529            922,732
    Issuance of stock options                                             -          1,036,991
  Changes in assets and liabilities
    Accounts receivable - trade                                  (1,935,067)            61,776
    Accounts receivable - former subsidiary                       1,362,825         (1,568,937)
    Due from affiliates                                            (131,428)           249,215
    Inventory                                                      (192,371)          (112,553)
    Prepaid expenses                                                (40,674)            31,969
    Refundable income taxes                                         (26,046)            12,279
    Other assets                                                     22,204             58,291
    Accounts payable and accrued expenses                         5,000,278          1,322,384
    Deferred revenue                                                201,142             75,043
    Others - net                                                     21,709            432,241
                                                               ------------       ------------
Net cash provided by (used in) operating activities              (1,490,572)        (4,132,378)
                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash (purchase) proceeds                              (769,076)           400,000
  Purchase of property and equipment                               (412,912)          (430,309)
  Capitalized software                                                    -           (446,733)
  Loans receivable                                                  (95,113)           (25,500)
  Collection of notes receivable                                  1,032,724            201,989
  Acquisition costs                                                       -           (220,759)
                                                               ------------       ------------
Net cash used in investing activities                              (244,377)          (521,312)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                         1,258,827          2,211,625
  Payments on notes payable                                     ( 1,729,515)        (1,323,577)
  Payments on capital leases                                        138,212             (1,271)
  Advances on stock purchases                                       641,000                  -
  Purchase of treasury shares                                             -                  -
  Sale of common stock                                            1,052,150          4,282,504
  Proceeds from sale of subsidiaries                                      -            100,000
                                                               ------------       ------------
Net cash provided by (used in) financing activities               1,360,674          5,269,281
                                                               ------------       ------------

Effects of exchange rates on cash                                         -            (4,364)
                                                                                 ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          (374,275)          611,227
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       837,649           226,422
                                                               ------------      ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                        $    463,374      $    837,649
                                                               ============      ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                                     189,933           227,081
                                                               ============      ============
  Income taxes paid                                                  45,096                 -
                                                               ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

During 1999, the Company:

     .    purchased all of the stock of Paramount International
          Telecommunications, Inc. for 6,950,000 shares of common stock representing an aggregate price of $37,396,585.

During 1999 and 1998, the Company:

     . issued 843,180 and 2,179,268 shares of the Company's common stock at a value of $132,529 and $922,732, respectively, as compensation for services rendered by various consultants, attorneys, and others;

During 1998, the Company:

     . purchased all of the stock of ACC Telecom, Voice Quest and RomNet for 274,100 shares of preferred stock and 530,000 shares of common stock and notes totaling $904,962, representing an aggregate price of $3,937,171;

     . received a $2,340,000 note receivable from the sale of the print media business. $1,032,724 was collected on the note in 1999;

     . extinguished its put obligation of $3,756,574 in exchange for distribution rights covering eastern Europe.

     . issued 1,358,000 shares of common stock in exchange for notes payable of $284,200.

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a) Organization and Basis of Presentation
         --------------------------------------

          CARNEGIE INTERNATIONAL CORPORATION (formerly A&W Corporation, Inc., which discontinued operations in September, 1985 (the "Company" or "Carnegie") was incorporated under the laws of Colorado in June 1974.

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

             2) Profit Through Telecommunications (Europe) Limited ("PTT"), a United Kingdom corporation;

             3) Talidan USA t/a Victoria Station ("Victoria"), a Florida corporation;

             4) Harbor City Corporation t/a ACC Telecom ("ACC Telecom"), a Maryland corporation;

             5)  Voice Quest, Inc. ("Voice Quest"), a Florida corporation;

             6) RomNet Support Services, Inc. ("RomNet"), a Massachusettes corporation;

             7)  Carnegie Communications, Inc. ("CCI"), a Maryland  corporation;

             8) Paramount International Telecommunications, Inc. ("PIT"), a Nevada corporation;

             9) American Telephone & Computer, Inc. ("ATC") formerly Carnegie Majesty Gold, Inc., a Maryland corporation;

            10) ECAC Europe ("ECAC Europe"),  a United Kingdom corporation;

            11) Electronic Card Acceptance  Corporation  ("ECAC"), a Virginia
                corporation.

          Carnegie Communications was formed in 1998 but remained inactive until January 1999. Paramount was acquired in February 1999 and was accounted for as a purchase. The Company purchased certain assets from a third party and assigned them to AT&C in April 1999. This investment is recorded as a purchase. Results of operations since January 1, 1999 for CCI, February 26, 1999 for PIT and April 6, 1999 for AT&C have been included in the consolidated financial statements (see Note 2).

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      a)  Organization and Basis of Presentation
          --------------------------------------

          ACC Telecom, Voice Quest and RomNet were acquired in 1998 and were accounted for as purchases. Results of operations since May 18, 1998 for ACC Telecom, November 20, 1998 for Voice Quest, and December 1, 1998 for RomNet have been included in the consolidated financial statements. (See note 2).

          ECAC, ECAC Europe and certain assets of Talidan were disposed of as of December 31, 1998. (See note 3).

          All significant inter-company accounts and transactions have been eliminated in consolidation.

      b)  Business Operations
          -------------------

          The Company operates primarily in the United States, Canada, Mexico the United Kingdom and South America. On the basis of revenue, the Company's business operations were in:

                                                                   1999    1998
                                                                   -----   -----
           Sales, installation and servicing of telephone systems    89%     28%

           Software and distribution rights                           -      28%

           Marketing of telephone time through
           international contracts, in South America                  2%     26%

           Restaurant operations in Miami, Florida.                   9%     18%

          The primary business segments and a description of the business operations of each company are as follows:

          Corporate
          ---------
          Carnegie provides management services to its wholly owned subsidiaries. Carnegie has no direct domestic operating assets or business activities.

          Telecommunications
          ------------------
          Talidan markets telephone service through international and local premium (0900) contracts for entertainment services.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      b)  Business Operations (Continued)
          --------------------

          PTT is a telecommunications software company. Its software can be utilized by voice recognition, touch-tone keypad, or bar code readers for a broad range of applications. One of PTT's products is MAVIS(TM) (Multi-language Automated Voice Independent System), an automated attendant system, allowing telephone callers to reach or leave messages for a person or a department of a company, by verbally responding to prompts, without pressing buttons on the telephone.

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

          Carnegie Communications distributes the Company's MAVIS(TM) system and other interactive voice response ("IVR") products.

          Paramount provides telecommunication services to the lodging and pay-telephone industries in the United States, Canada, and South American and markets third-party manufactured PBX systems.

          American Telephone and Computer, Inc. supplies, installs and services telecommunications system in Illinois and Southern Wisconsin.

          Restaurant
          ----------
          Victoria operates a restaurant in Miami, Florida.

          Financial Services
          ------------------

          ECAC is an independent sales organization providing bankcard services to U.S. merchants. Its primary business objective was to build a portfolio of customer service contracts between itself and individual merchants. On January 30, 1998, the stock of ECAC was sold.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      b)  Business Operations (Continued)
          -------------------
          ECAC Europe is an independent sales organization providing bankcard services to merchants in the United Kingdom. On January 6, 1998, the stock of ECAC Europe was sold.

      c)  Use of Estimates
          ----------------

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

      d)  Revenue Recognition
          -------------------

          ECAC recognized income resulting from the sale of service contract portfolios when title to these contracts is assigned to the purchaser. The Company recognized revenue from bank services pursuant to the terms of service agreements that are based upon a percentage of sales volume transacted by the merchant.

          Talidan recognizes revenue based on the number of call minutes of calls that are processed after adjustment for estimated uncollectible calls, based upon historical information. A provision for bad debts is recorded when adverse factors with respect to collection are evident, including chargebacks. Chargebacks represent credits for service charges that the network provided and has been unable to collect from the customer. Due to the fact that the Company had no written agreements and no legal recourse for uncollected fees, the company deferred recognition of revenue in 1999 until cash was received.

          PTT recognizes product revenues upon shipment to the customer.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d)  Revenue Recognition (Continued)
          -------------------

          Carnegie Communications recognizes revenue upon delivery of software products.

          Paramount recognizes revenue each month based on the gross proceeds to be collected which are net of contractual allowances for uncollectible fees charged by a third party billing agency. Product sales are recognized upon delivery of products to the customer.

          American Telephone and Computer recognizes revenue for telephone sales and service when the equipment is installed or service is provided.

      e)  Cash and Cash Equivalents
          -------------------------

          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      f)  Concentration of Credit Risk
          ----------------------------

          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

      g)  Accounts Receivable
          -------------------

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

      h)  Inventory
          ---------

          Inventory consists of telephone equipment, supplies, credit authorization equipment and restaurant supplies, which are valued at the lower of cost or market on a first-in, first-out basis.

      i)  Sales-Type Lease
          ----------------

          A portion of the Company's revenue for the year ended December 1999 has been generated using a sales-type lease. The Company sold equipment to a customer under a sales-type lease to be collected over a three year period. Because the present value (computed at the rate implicit in the lease) of the minimum payments under this sales-type lease equals or exceeds 90 percent of the fair market value of the equipment and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognized the net effect of this transaction as a sale.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      j)  Property and Equipment
          -----------------------

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

      k)  Software Development Costs
          --------------------------

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

      l)  Research and Development
          ------------------------

          Cost incurred in research and development activities are charged to expense as incurred. In 1999 expenditures for research and development were $254,987.

      m)  Intangibles
          -----------

          Intangibles consist of goodwill, covenants not to compete, assembled workforce, customer lists, patent and license costs. Goodwill represents costs in excess of net assets acquired in connection with businesses acquired. Goodwill is being amortized to operations over 15 years. Non-compete agreements are being amortized over the term of the contracts, on a straight-line basis. Assembled workforce is being amortized over a period of three years on a straight-line basis. Customer lists are being amortized over a period of 2-7 years. Patent costs consist of application costs in connection with patent registrations and applications. Patent costs are amortized over 5 years. License costs consist of certifications for billings in the intra-state telecommunications business. License costs are amortized over 10 years.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      m)  Intangibles (Continued)
          ------------

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

      n)  Income Taxes
          ------------

          Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases.

      o)  Offering Costs
          --------------

          Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

      p)  Advertising Costs
          -----------------

          Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the years ended December 31, 1999 and 1998, advertising expense amounted to $494,540 and $1,164,698, respectively.

      q)  Fair Value of Financial Instruments
          -----------------------------------

          The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses and income taxes payable approximate fair value due to the relatively short maturity of these instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts at December 31, 1999 and 1998.

      r)  Long-lived Assets
          -----------------

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

                          CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      s)  Translation of Foreign Currency
          -------------------------------

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

      t)  Stock-Based Compensation
          ------------------------

          The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

      u)  Earnings Per Share
          ------------------

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

      v)  Impact of Year 2000 Issue
          -------------------------

          During the year ended December 31, 1998, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company completed Year 2000 systems modifications and conversions in 1999. Costs associated with becoming Year 2000 compliant are not material. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 2 -  ACQUISITIONS

          During 1999, the Company made the following acquisitions:

          Paramount
          ---------

          On February 26, 1999, the Company acquired all of the issued and outstanding stock of Paramount International Telecommunications, Inc. of Vista, California for $37,396,585, consisting of 6,950,000 shares of commons stock which are subject to Rule 144 restrictions.

          American Telephone & Computers, Inc.
          ------------------------------------

          On April 6, 1999, the Company acquired assets from RGG Communications Svc. ("RGG") of Rockford, Illinois for $25,000 cash. The Company then assigned these assets and the business of RGG to one of its subsidiaries, American Telephone & Computers, Inc., which will conduct the business of RGG.

          The fair value of assets acquired and liabilities assumed during 1999 are summarized as follows:

                                                             American
                                                            Telephone &
                                         Paramount           Computers
                                        --------------     --------------
         Current assets                      380,724              1,388
         Property and equipment              282,309              2,500
         Other assets                        837,881
         Goodwill                         38,350,485             21,112
         Licenses                             15,750
         Liabilities                      (2,470,564)
                                         -----------          ---------
         Purchase Price                  $37,396,585           $ 25,000
                                         ===========            =======

          The value of the common stock issued for Paramount was $5.38 per share, which was discounted 15% off the market price.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 2 -  ACQUISITIONS (Continued)

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

          RomNet
          ------

          On December 1, 1998, the Company acquired all of the assets, and assumed all of the liabilities of RomNet for $962,330. The consideration paid was 52,500 shares of Series F preferred stock, which automatically converts into common stock of the Company on December 1, 2000. The Series F preferred stock will convert into the greater of $700,000 of common stock or 525,000 shares of stock if the average closing price of the Company's common stock is $1.33 or greater for the five business days preceding conversion. In addition, the Company assumed liabilities, including equipment leases, totaling $577,890. This acquisition was accounted for as a purchase.

          The fair value of assets acquired and liabilities assumed during 1998 are summarized as follows:

                                    ACC Telecom     Voice Quest       Rom Net
                                   -------------   --------------   ------------
          Current assets             $  773,303         $  7,632     $   42,761
          Property and equipment        163,935           14,012         94,200
          Other assets                  727,259              379        428,552
          Goodwill                    1,376,591          489,228        974,707
          Liabilities                  (573,233)          (4,266)      (577,890)
                                     ----------         --------     ----------
          Purchase price             $2,467,855         $506,985     $  962,330
                                     ==========         ========     ==========

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 3 -  DISPOSITIONS

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

          The Company has entered into an agreement with the purchaser of ECAC and a bank, whereby the Company is to receive a distribution of 40% of the gross profit arising from the services sold to new merchants that the Company is instrumental in recruiting. The Company has the authority to direct these customers to other financial institutions without the joint venture partner's consent. Revenue realized by the Company approximate the direct cost of the Company's employees.

          ECAC Europe
          -----------

          On January 6, 1998, the Company entered into an agreement to sell the outstanding shares of ECAC Europe, in consideration for a $250,000 note bearing interest at 6% per annum, that matures in June 1999. A gain of $250,000 has been recorded on the sale. The note has not been paid and a bad debt expense of $250,000 has been recorded.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 3 -  DISPOSITIONS (Continued)

          Sale of Certain Talidan Assets
          ------------------------------

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

          Operations of the Print Media Business is summarized as follows:

                                                         1998
                                                       --------
          Revenue                                      $263,257
                                                       ========
          Cost of sales                                $210,606
                                                       ========
          Operating expenses                           $ 71,684
                                                       ========

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

          Payments on the $2,340,000 note are due quarterly commencing on December 22, 1998 in the amount of $585,000 plus accrued interest. The Company received a portion of the first payment on October 26, 1998, which was in advance of its due date. As a result of the early partial payment, the Company agreed to extend the payment on the balance until January 27, 1999. Through March 31, 1999, a total of $1,335,000 of principal and interest had been collected on the note. Due to the fact that no payments were received on the note after March, 1999, a reserve against the collectibility of the note has been established in the amount of $1,115,487 at December 31, 1998. The collectible balance recorded on the balance sheet at December 31, 1998 is $1,032,724. In the event of non- payment, the non-compete agreements will become in force again and the Company will have the right to recover the assets sold.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 4 -  DUE FROM FORMER SUBSIDIARIES

          Amounts due from former subsidiaries consist of the following at December 31, 1999 and 1998:
                                           1999            1998
                                           ----            ----
          ECAC (See Note 4)                       -      $1,512,195
          Timecast (See Note 20)            206,112          56,742
                                          ---------      ----------
                                           $ 206,12      $1,568,937
                                          =========      ==========
NOTE 5 -  LOANS RECEIVABLE

          Loans receivable consist of the following at December 31,

                                                   1999            1998
                                                ----------      ----------
          Talidan asset sale                             -      $1,032,724
          Other                                    104,119          25,500
                                                ----------      ----------
                                                $  104,119      $1,058,224
                                                ==========      ==========

NOTE 6 -   PROPERTY AND EQUIPMENT

           Property and equipment is summarized as follows:

                                                       December 31,
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------
           Vehicles                             $  382,150      $  202,594
           Computer equipment and software         678,119         431,969
           Furniture and office equipment          376,574         389,366
           Leasehold improvements                   67,112          40,000
           Telecommunication equipment             325,051               -
                                                ----------      ----------
                                                 1,829,006       1,063,929
           Less: Accumulated depreciation
             and amortization                      570,980         162,506
                                                ----------      ----------
           Property and equipment, net          $1,258,026      $  901,423
                                                ==========      ==========

          Depreciation expense for the years ended December 31, 1999 and 1998 was $378,663 and $60,464, respectively.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 7 -  INTANGIBLES

          Intangibles are summarized as follows as of:

                                                            December 31,
                                                    ----------------------------
                                                       1999              1998
                                                    -----------      -----------
          Goodwill                                  $41,404,026      $ 2,344,820
          Acquisition cost                               73,526           73,526
          Covenants not to compete                        5,000            5,000
          Patents and licenses                           57,170                -
          Assembled workforce                           466,242          466,242
          Customer lists                                680,943          680,943
                                                    -----------      -----------
                                                     42,686,907        3,570,531
          Less: accumulated amortization expense      2,966,502          195,539
                                                    -----------      -----------
             Total intangibles                      $39,720,405      $ 3,374,992
                                                    ===========      ===========

          The Company determined the fair value of assets and liabilities acquired as follows:

          The value of the assembled work force was determined based on the salary cost, fringe benefits, training time, and recruiting costs that the Company would expect to incur over the six month period, management estimates that it would take to recruit and assemble the necessary personnel in order to conduct operations.

          The value of the customer lists is based on the projection of discounted cash flows from sales made to customers of the Company over the average life of the customers.

          The following describes the allocations of the purchase price related to intangibles for the companies acquired over the past three years.

          Paramount
                                   Amount              Period
                                -----------           --------
          Goodwill              $39,059,208           15 years
          Licenses                   44,115           10 years
                                -----------
            Total               $39,103,323
                                ===========

          Paramount provides telecommunication services to the lodging and pay-telephone industries in the United States, Canada and Mexico. The Company markets third-party manufactured PBX systems. Such products represent the primary systems used by hotels to provide telephone-related services to their guests, as well as their information necessary to bill guests for telephone calls and properly manage the telecommunications environment at the hotel. The Company bills and collects for the hotels, through a third-party service, the cost of all calls initiated by the hotel guest. Also, the Company provides live-operator assistance and billing services for long-distance collect calls for the pay-telephone industry.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7 -    INTANGIBLES (Continued)

          American Telephone & Computer

          At December 31, 1999, the Company determined that the goodwill of $21,112 recorded upon the purchase of the RGG assets was completely impaired; consequently, goodwill was written off to operations in 1999.

          ACC Telecom
                                             Amount             Period
                                           -----------         --------
          Goodwill                         $1,350,111          15 years
          Customer List                       252,391           7 years
          Assembled Workforce                 466,242           3 years
                                           ----------
            Total                          $2,068,744
                                           ==========

          ACC Telecom is a telephone interconnect company that sells, installs and services telephone systems to small businesses. ACC Telecom distributes products manufactured by others and purchases these products directly from the manufacturers and from distributors.

          ACC Telecom's customers do not replace telephone systems with any regularity. However, additional products are sold to existing customers and service agreements are sold at the time of the original sale of equipment. Revenue from service agreements is recognized over the contract term. The value of the customer list, based on discounted cash flow derived from sales other than system sales, was determined by management to be $252,391 and is being amortized over 7 years, which is the average historical business life of a customer of ACC.

          ACC Telecom had 27 employees at the time it was acquired. Other than the shareholder/operator, the employees consisted of sales personnel, service technicians, service helpers and general office personnel. Sales and service technicians possess certain levels of technical expertise. Similar skills are found in sales and service personnel in the computer industry. Often these personnel will migrate from one industry to another. Nevertheless, the Company believes there is value to the assembled workforce. The value arrived at was based on existing salary levels, recruiting costs, normal turnover, and training time. The total tangible cost assigned to the assembled workforce is $466,242. The cost is being amortized over three years. There are no other identifiable intangibles.

          ACC Telecom does not have any contracts with its suppliers. ACC Telecom does not own any patents nor does it own any proprietary technology.

          PTT

          PTT has no identifiable intangible assets or goodwill.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 7 -  INTANGIBLES (Continued)

          Voice Quest

          Voice Quest has no identifiable intangible assets. The goodwill associated with the acquisition of Voice Quest of $489,228 is being amortized over fifteen years. Voice Quest does not have any contracts with any of its suppliers. Voice Quest does not own any patents or any proprietary technology that has reached the point of commercial feasibility.

          The Company determined complete impairment of goodwill of Voice Quest at December 31, 1998 and, accordingly, wrote-off this asset to operations.

          RomNet
                                         Amount               Period
                                      -----------            --------
          Goodwill                    $  974,707             15 years
          Customer List                  428,552              2 years
                                      ----------
            Total                     $1,403,259
                                      ==========

          The value of the customer list, based on historical income derived from continuing customers, was determined by management to be $428,552, using a discounted cash flow approach. The customer list is being amortized over 2 years based on the expected business life of a customer of the Company. RomNet does not have any contracts with any of its suppliers. RomNet does not own any patents or proprietary technology.

          Victoria Station

          Victoria Station is a family style restaurant. It owns furniture, fixtures and kitchen equipment. The company does not have any contracts, patents, technology or other identifiable intangible assets. Goodwill of $20,000 is being amortized over fifteen years.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7 -  INTANGIBLES (Continued)

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

          Anthony Redfern  -  Contacts and service arrangements with switch operators

          Matys Media, Inc.  Print media advertising and promotion

          Management allocated the purchase price of Talidan as follows:

                                                             Amount      Period
                                                           ----------   --------
          Covenant Redfern                                 $  500,000    2 Years
          Covenant Matys Media                                500,000    2 Years
          Goodwill (includes net liabilities assumed)       8,649,076   15 Years
                                                           ----------
            Total                                          $9,649,076
                                                           ==========

          The value assigned to the covenants represents additional imputed compensation cost based on the historical compensation of the consultants over the amounts set forth in the consultants' service agreements. The covenants are being amortized over two years, which considers the notice provision described above.

          Talidan does not have patents, trademarks, technology contracts or other identifiable intangibles.

          Several adverse factors negatively impacted Talidan's business in 1998. Long distance rates increased by more than 100% in February 1998. The national telecom service provider was privatized in July 1998, suspended payments in August 1999 and then cancelled its existing contracts in November 1998. Additionally, a judge in Sao Paolo blocked access to 0900 services in October 1998. As a result of these negative factors. the Company determined that there was a complete impairment of the intangible assets of Talidan at December 31, 1998 and, accordingly, wrote-off these assets to operations.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 8 -  NOTES PAYABLE - BANKS

          Notes payable - banks - consist of the following at:

                                             December 31,
                                         ---------------------
                                           1999        1998
                                         ---------   ---------
          First Union National Bank       $ 99,000    $ 57,000
          First National Bank               60,000
          Cambridge Trust Company                -     149,951
                                          --------    --------
                                          $159,000    $206,951
                                          ========    ========

          The Company has a $100,000 demand line-of-credit with First Union National Bank. Interest is due monthly at a rate of 2% over the prime rate (effective rate of 10.5% at December 31, 1999). Advances drawn under this line as of December 31, 1999 and 1998 were $99,000 and $57,000.

          The Company has a $86,200 line of credit with First National Bank. Interest is due monthly at a rate of 9.5% per annum. Advances drawn under this line were $60,000 at December 31, 1999. The line of credit is secured by equipment of Paramount and guaranteed personally by two officers of Paramount.

          The Company is obligated on several notes payable to Cambridge Trust Company that have outstanding balances, aggregating $149,951 at December 31, 1998. These notes are due on demand and accrue interest at rates that vary from 10.5% to 12.75% per annum. The notes were paid off in 1999.

NOTE 9 -  LONG-TERM DEBT

          Long-term debt consists of the following as of:

                                                          December 31,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
          Comdial                                      90,000               -
          Lloyds Bank                                   7,444      $   18,437
          Former shareholder of PTT                    25,858          91,098
          CNI                                               -         320,586
          Estate of former owner of ECAC              126,000         126,000
          First Mariner Bank - Auto loans              98,251          85,021
          Union Planter Bank                          129,500         160,333
          Sentinel                                    250,000               -
          Mace Meeks                                   75,000               -
          Quantum                                     100,000               -
          First National Bank of North County          58,586               -
          Preferred Investments                             -         168,612
          Preferred Investments - Trident                   -         180,787
          Sixteen Six, Inc.                                 -         171,600
          Various Capital Leases                      138,212         116,811
          Various Auto Loans                           97,786          11,877
          Miscellaneous                                     -          30,000
                                                   ----------      ----------
                                                    1,196,637       1,481,162
          Less: current maturities                    891,562       1,203,675
                                                   ----------      ----------
                                                   $  305,075      $  277,487
                                                   ==========      ==========

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 9 -  LONG-TERM DEBT (Continued)

          The Company is obligated to Sentinel United under a promissory note dated March 2, 1999 in the principal amount of $250,000. The note bears interest at the rate of 12% per annum and was due on September 2, 1999. The note has not been paid and is currently in default.

          The Company is obligated to Mace Meeks under a promissory note dated July 22, 1999 in the principal amount of $75,000. The note is past due and is guaranteed by the Company's chairman.

          The Company is obliged to Quantum Financial Corporation under a promissory note dated May 12, 1999 in the principal amount of $100,000. The note provides for interest at the rate of 10% per year and is due on March 31, 2000.

          The Company is obligated on a note payable to First National Bank of North County. The note is dated March 30, 1998, for $122,000. Interest at 9.25% is payable monthly along with monthly principal payments of $3,902. The note matures on April 15, 2001, and is collateralized by certain telecommunication equipment of Paramount and the personal guarantee of two executive officers of Paramount. The outstanding balance at December 31, 1999 is $58,586.

          On January 1, 1999, the Company entered into a revolving line of credit for $250,000 with Comdial, a major supplier, expiring on June 30, 2000. The terms call for interest at prime +.5% payable monthly. The outstanding balance on the note at December 31, 1999 is $90,000.

          The Company is obligated on a $43,233 note to Lloyds Bank. The note bears interest at 9.99% and is payable in equal monthly installments of $918. This working capital loan is guaranteed by the Department of Trade and Industry, a branch of the United Kingdom. A balance of $7,444 was outstanding at December 31, 1999.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9 -  LONG-TERM DEBT (Continued)

          The Company is obligated under several notes payable due to former shareholders of PTT. The notes are payable on demand, non-interest bearing and had a balance due of $25,858 at December 31, 1999. One of these former shareholders, Applied Knowledge Limited ("Applied"), is currently controlled by shareholders of Carnegie. The balance due Applied at December 31, 1999 was $5,555.

          The Company is obligated on notes due CNI, a management company partially owned by a shareholder. The notes had an unpaid principal balance of $320,586 at December 31, 1998. The notes were due on demand, accrued interest from 12% to 25% per annum and were paid off in 1999.

          The Company is obligated on a note to the estate of the former owner of ECAC in connection with the original acquisition. The unpaid balance of the note was $126,000 at December 31, 1999 and 1998. The Company has accrued an additional $130,653 at December 31, 1998 for a disputed amount on this note.

          The Company entered into loan agreements with First Mariner Bank in connection with the purchase of four automobiles. The notes bear interest at rates ranging from 8.5% to 10.25% per annum and are payable in monthly installments totaling $1,938 in 1998 and $2,608 in 1999, including interest through March 2004. The loans are secured by liens on the vehicles. The total balance of these notes was $98,251 and $85,021 at December 31, 1999 and 1998, respectively.

          The Company is obligated on a $185,000 note to Union Planter's Bank. The note bears interest at prime + 2% (10.5% as of December 31, 1999) and is payable in equal installments of $3,083 per month starting in May, 1998, with the balance due in full on January 15, 2001. The debt is secured by a first lien on all assets of Victoria Station. A balance of $129,500 was outstanding at December 31, 1999.

          The Company was obligated on several notes to Preferred Investments, Limited totaling $168,612 at December 31, 1998. The notes had maturities ranging from 60 to 180 days, accrued interest ranging from 8% to 12% per annum and were paid off in 1999.

          The Company was obligated to Trident, Ltd. on a note of $180,787 at December 31, 1998. The note accrued interest at 18% per annum and was paid off in 1999.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9 -  LONG-TERM DEBT (Continued)

          The Company had a note payable to Sixteen Six, Inc. with an unpaid balance of $171,600 at December 31, 1998. The note accrued interest at 10% per annum and was paid off in 1999.

          The Company is obligated on several capital leases for vehicles and office equipment that have outstanding balances aggregating $138,212 at December 31, 1999. The lease terms range from 1 to 5 years and accrue interest at rates that vary from 7.5% to 20% per annum.

          The Company is obligated on several notes in connection with the purchase of five vans during 1999. The notes bear interest at rates ranging from 3.1% to 5.1% and are payable in monthly installments of $2,873 per month, including interest. The total outstanding balance of these notes at December 31, 1999 is $97,786. The loans are secured by liens on the vehicles.

          Scheduled annual maturities of long-term debt as of December 31, 1999 are as follows:

                                                  Debt          Lease
          Year                                   Amount      Obligation
         ------                               -----------    ----------
          2000                                    818,740        72,822
          2001                                    159,954        28,679
          2002                                     51,510        24,066
          2003                                     26,262        12,645
          2004                                      1,959             -
                                              -----------    ----------
                                              $ 1,058,425    $  138,212
                                              ===========    ==========

          The aggregate carrying value of the long-term debt at December 31, 1999 and 1998 approximates market value.

NOTE 10 -  NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES

           Notes  payable to  stockholder  and  affiliates are as follows:

                                                        December 31,
                                                 --------------------------
                                                    1999            1998
                                                 ----------      ----------
           Former shareholders of ACC Telecom    $  713,298      $  683,298
           Former shareholders of Voice Quest        68,056         107,500
           Affiliate of RomNet                       73,407          72,530
           Affiliate of Paramount                 1,090,292               -
           Affiliate of PTT                          42,562               -
                                                 ----------        --------
                                                  1,987,615         863,328
           Less: current maturities               1,546,382         259,898
                                                 ----------        --------
                                                 $  441,233      $  603,430
                                                 ==========        ========

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES (Continued)

          In connection with the acquisition of ACC Telecom in February 1998, the Company signed a $1,000,000 non-interest bearing note, payable quarterly over five years. At the time of the acquisition, the note was valued at $814,962, based on a discount at Carnegie's average incremental borrowing rate of 8.37%. The outstanding balance on the note is $633,298 and $683,298 as of December 31, 1999 and 1998,
          respectively. The creditors have effected a lien against all assets and common stock of ACC Telecom as security for this debt. Additionally, the Company is obligated to two executive officers of ACC Telecom on two notes for $70,000 and $10,000, respectively, bearing interest at 8% and maturing June 2000 and March 2001, respectively.

          In connection with the acquisition of Paramount International Communications, Inc., the Company is obligated tot he Eberle Family Trust under a note dated September 30, 1998, in the original amount of $1,224,749. The note bears interest payable monthly at 10% and matures in June 2000. The outstanding balance at December 31, 1999 is $1,090,292, plus accrued interest of $269,856. The accounts receivable, current contracts, furniture, fixtures, equipment and inventory of Paramount are collateral as guarantee for payment of this debt.

          The Company is obligated to two officers of PTT on notes dated June 1, 1999 and September 12, 1997 in the amounts of $11,310 and $31,252, respectively. Both notes have unspecified due dates and interest rates. The outstanding balances at December 31, 1999 are $11,310 and $31,252, respectively.

          In connection with the acquisition of Voice Quest in November, 1998, the Company signed a $102,084 non-interest bearing note, payable to two former shareholders of Voice Quest in quarterly payments over three years. At the time of the acquisition, the note was valued at $90,000 based on a discount at Carnegie's average incremental borrowing rate of 8.37%. The outstanding balance on the note is $68,056 and $90,000 as of December 31, 1999 and 1998, respectively.

          In connection with the acquisition of RomNet in December 1998, the Company assumed certain liabilities owed to a former shareholder of RomNet. The outstanding balance was $50,861 and $72,530 at December 31, 1999 and 1998, respectively. Additionally, the Company owes a former shareholder of RomNet $22,546 at December 31, 1999.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES (Continued)

          Scheduled annual maturities of these obligations at December 31, 1999 are as follows:

                                       Debt
          Year                        Amount
         ------                     ----------
          2000                       1,546,382
          2001                         239,594
          2002                         185,072
          2003                          16,567
          2004                               -
                                    ----------
                                    $1,987,615
                                    ==========

          The aggregate carrying value of the long-term debt at December 31, 1999 approximates market value.

NOTE 11 - ADVANCES ON STOCK PURCHASES

          Advances on stock purchases consist of the following:

          American Champion Entertainment          $  300,000
          Fountainhead, Inc.                          250,000
          Jonathan Mirsky                              91,000
                                                   ----------
                                                   $  641,000
                                                   ==========

          The Company is obligated to American Champion Entertainment under a promissory note dated June 25, 1999, in the principal amount of $250,000. The note provides for interest in the amount of $25,000 and was due December 31, 1999. Additionally, the Company is to pay a fee of $25,000 and is to issue warrants to purchase 75,000 shares of common stock at an exercise price of $3.50, exercisable at any time prior to June 25, 2002. The note, including interest and fee has not been paid and is in default. The note provides that upon default, the holder shall exercise its option to acquire all of the outstanding stock of Romnet. On February 17, 2000, the parties entered into a subscription agreement pursuant to which the Company agreed to issue shares of common stock to satisfy the amount of $300,000 divided by the 15 day average closing price of the Company's common stock following the date on which the shares resume trading. The option to acquire RomNet has not been exercised and has been cancelled.

          The Company is obligated to Fountainhead, Inc. for advances of $250,000 received pursuant to a stock purchase agreement for the sale of 1,250,000 shares of Rule 144 common stock at .40 a share. The investor has the right of recision if the common stock of the Company doesn't trade within a specified period of time (10 weeks plus a possible extension of 30 days from the date the full purchase price is received). To date, not additional funds have been received and no stock has been issued.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 11 - ADVANCES ON STOCK PURCHASES (Continued)

          The Company is obligated to Jonathan Mirsky, an investor, for an advance of $91,000 received pursuant to a letter agreement dated November 22, 1999, whereby the Company agreed to grant options to purchase 300,000 shares of common stock subject to Rule 144 at a price of .75 per share warrants to purchase 300,000 shares at .25 per share. An additional $48,000 was received in January 2000.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following as of:

                                          December 31,
                                   --------------------------
                                      1999            1998
                                   ----------      ----------
          Accounts payable         $2,586,230      $1,191,778
          Accrued liabilities       5,010,523       1,404,670
                                   ----------      ----------
                                   $7,596,753      $2,596,448
                                   ==========      ==========

NOTE 13 - PUT OPTION/SALE OF DISTRIBUTION RIGHTS

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 14 - COMMITMENTS AND CONTINGENCIES

          Operating leases
          ----------------

          The Company's future minimum annual aggregate rental payments, for office space, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

          2000                             $  667,404
          2001                                613,459
          2002                                521,006
          2003                                268,299
          2004                                132,589
                                           ----------
                                           $2,202,757
                                           ==========

          Rent expense under operating leases for the year ended December 31, 1999 and 1998 was approximately $630,613 and $303,449, respectively.

          Employment Agreements
          ---------------------

          The Company has entered into various employment agreements as follows:

          . A five-year agreement commencing May 10, 1996 providing for an annual salary of $80,000, plus certain benefits.

          . A two-year agreement commencing May 15, 1997, with an extension through August 30, 2003, providing for an annual salary of $100,000 - $200,000.

          . A five-year agreement commencing August 18, 1997, providing for an annual salary of $75,000, plus certain benefits.

          . A five-year agreement commencing April 8, 1998, with an extension through April 8, 2005, providing for an annual salary of $200,000, plus bonus.

          . A five-year agreement commencing May 18, 1998 providing for an annual salary of $125,000.

          . A five-year agreement commencing July 31, 1998 providing for an annual salary of $75,000.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          . Four five-year agreements commencing February 28, 1999, providing for an annual salaries of $130,000 each, plus bonuses.

          Common Stock Subject to Recission
          ---------------------------------

          Certain of the stock issuances of the company during 1996, 1997, and 1998 may not have been in full compliance with the rules and regulations under the Securities Act and applicable state securities laws. The Corporation offered to the purchasers of such stock issuances a right to rescind their purchases and receive a full refund of their purchase price, plus interest. No purchaser has elected to rescind. At December 31, 1998, the statute of limitations had not expired on the shares issued in 1998. The Company acknowledges that it is possible that the Company may be subject to regulatory action by federal and state securities regulatory authorities in connection with such sales. Management and the Company's counsel believe that the effect of any possible regulatory action would not have a materially adverse effect on the financial position and results of operations of the Company.

          No purchaser elected to rescind and the statute of limitations expired in 1999. Accordingly, these shares have been classified within permanent equity in these financial statements as of December 31, 1998.

          After trading on the AMEX for one day, the SEC advised the Corporation on April 29, 1999 that certain accounting issues remained unresolved from the Company's prior filing of Form 10-SB/A with the SEC and trading of the Corporation's common stock on AMEX was suspended. In October 1999, the Company was notified by the AMEX of a de-listing recommendation by the AMEX listing staff. The Company had filed an appeal with the AMEX. The appeal was denied and a de-listing occurred on January 31, 2000.

          The corporation and a number of its current officers and directors are parties to several lawsuits which purport to be class actions filed on behalf of shareholders of the Corporation. These actions purport to allege violations of federal securities laws in connection with the Company's filing with the Securities and Exchange Commission of a Form 10KSB on October 28, 1998. On March 20, 2000, a consolidated complaint was filed in the United States district court in Maryland. The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken representation of all of the defendants in the several lawsuits. The Policy contains a $150,000 retention, applicable to defense costs which the insurance company has waived.

          In February 1999, the Company received and accepted a non-binding letter of intent to purchase all of the outstanding stock of Talidan in a stock for stock exchange. The letter of intent is subject to due diligence by both parties to the possible transaction. The transaction subject to this letter of intent has not been consummated as of March 2000.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 14 - COMMITMENTS AND CONTINGENCIES

          In September 1999, the former shareholders of Paramount International Telecommunications, Inc. filed liens against all accounts receivable, all contracts, furniture, fixtures, equipment and inventory of Paramount International Telecommunications, Inc. to secure a note payable of $1,224,749 plus interest and payments of $1,200,000 plus interest in connection with the sale of Paramount to Carnegie in February 1999.

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

          Rent expense under operating leases for the year ended December 31, 1999 and 1998 was approximately $630,613 and $303,449, respectively.

          The Company is also a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that exposure from these claims and lawsuits have either been provided for or do not have a material effect on the financial position of the Company at December 31, 1999.

NOTE 15 - CONVERTIBLE PREFERRED STOCK

          The following Convertible Preferred stock shares were issued and outstanding:

                                                                 December 31,
                                                             -------------------
                                                               1999        1998
                                                             -------     -------
          Series A, $1 par value; 200,000 shares authorized  200,000     200,000
          Series E, $1 par value; 21,600 shares authorized    21,600      21,600
          Series F, $1 par value; 52,500 shares authorized    52,500      52,500
                                                             -------     -------
                                                             274,100     274,100
                                                             =======     =======

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 15 - CONVERTIBLE PREFERRED STOCK (Continued)

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

NOTE 16 - COMMON STOCK

          During 1999 and 1998, the Company entered into various transactions that include issuance of its common stock. The number of shares issued in each transaction was determined through negotiations among the parties. The per share value of stock exchanged varied among transactions that were similar in nature, based on the time the terms were agreed upon by the parties. Exclusive of the shares exchanged for acquisitions, per share values ranged from $0.50 to $4.81 in 1999 and $0.40 to $0.96, during 1998.

NOTE 17 - TREASURY STOCK

          During 1997, the Company acquired 1,700,000 shares of common stock for $800,000 ($0.47 per share) in cash and 1,078,019 shares of its common stock in settlement of notes receivable for $481,000 ($0.45 per share) from affiliates.

NOTE 18 - STOCK OPTIONS

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



          NOTE 18 -  STOCK OPTIONS (Continued)

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

          Stock Options
          -------------

          In January 1999, two Directors of the Company were each granted options to purchase 50,000 shares of common stock at an exercise price of $2.14 per share. The options vest immediately and expire on January 4, 2001.

          In October 1998, two Directors of the Company were each granted options to purchase 50,000 shares of common stock of the Company at an average exercise price of $0.94 per share. These options were exercised in 1999.

          On April 8, 1998 the Chairman and Chief Operating Officer of the Company were granted options to purchase 1,000,000 shares of common stock of the company at an exercise price of $0.45 per share. These options will vest when the company achieves an operating pretax income of at least $1,000,000 for each of two consecutive quarters. These options expire on December 31, 1999. Additional options for 500,000 shares were also issued which have an exercise price of $0.10 per share and vest upon the Company successfully completing an offering of 5 million shares of the Company stock or $5,000,000, whichever is lower, or achieving a $1,000,000 net profit at the end of a fiscal year. As of December 31, 1998 none of the options had been exercised. An extension for the options was granted until December 31, 2001.

          On April 8, 1998 the Secretary of the Company was granted options to purchase 250,000 shares of common stock of the Company, which are exercisable immediately at an exercise price of $0.45 per share. In addition, in the event the Company completes a public offering of at least 5 million shares of common stock or realizes at least $5,000,000 through such an offering the Secretary will have the option to purchase additional 100,000 shares of common stock for 0.10 per share. As of December 1999 and 1998 none of the options had been exercised.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 18 - STOCK OPTIONS (Continued)

          As part of the Company's employment agreement with its Chief Executive Officer, options for a total of 400,000 shares were issued on May 15, 1997. These options have an exercise price equal to the fair market value at the date of the grant. These options vested as follows:
          150,000 on May 15, 1997, 150,000 on December 31, 1997, and 100,000 on
          September 1, 1998. Additional options for 500,000 shares have an exercise price of $0.10 per share and vest upon the Company successfully completing an offering of 5 million shares of Company stock or $5,000,000, whichever is lower, or achieving a $1,000,000 net profit at the end of a fiscal year. As of December 31, 1999 and 1998 none of the options had been exercised.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 18 - STOCK OPTIONS (Continued)

          The following table summarizes the option activity during 1999 and 1998:


                                                                       1999                         1998
                                                                ---------------------      -----------------------
                                                                              Weighted                    Weighted
                                                                               Average                     Average
                                                                              Exercise                    Exercise
                                                                 Shares         Price         Shares        Price
                                                                ---------     --------       ---------    ---------
          Options outstanding at beginning of year              2,850,000       0.020        6,108,334       $0.020
          Options exercised                                       (50,000)      0.935       (3,635,500)       0.001
          Adjustment due to change in stock price (1)                   -       -           (1,572,834)       0.001
          Options granted                                         100,000       0.530        1,950,000        0.350
                                                                ---------     --------       ---------    ---------

          Options outstanding at end of year                    2,900,000                    2,850,000       $0.290
                                                                ---------                    ---------    ---------

          Options exercisable                                   1,800,000                    1,950,000
                                                                ---------                    ---------
                                                                                  1999                          1998
                                                                                  ----                          ----

          Weighted Average Option Price
           Per Share
           Granted                                                             $0.530                        $0.350
           Exercised                                                            0.935                         0.001
           Adjustments                                                          -                             0.001
           Outstanding at End of Period                                          .390                         0.290
           Exercisable at End of Period                                          .390                         0.290
          Weighted Average Remaining Life
           Of Options Outstanding                                              24 months                     36 months

          (1) Number of available options increases or decreases as a result of movement in the stock price. See discussion of stock options above.

          The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model, with the following weighted-average assumptions used for grants in 1999 and 1998:

                                         1999                1998
                                       --------       -------------------
          Risk free interest rate         4.63%       4.12% to 5.56%
          Volatility rate                38.00%       109.4% to 112.0%
          Expected lives               2 years        1.75% to 3.75 years

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 18 - STOCK OPTIONS (Continued)

          The following table represents the proforma earnings for each period presented if the fair values of options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

                                                   1999            1998
                                               ------------    ------------
          Proforma
           Net earnings (loss)                 $(11,841,285)   $(13,910,852)
           Earnings (loss) per share
            Basic                              $      (0.18)   $      (0.31)
            Diluted                            $      (0.18)   $      (0.31)

NOTE 19 - WARRANTS

          In December 1998, the Company issued warrants to purchase 250,000 shares of common stock, with 125,000 of the warrants having an exercise price of $0.71 per share and 125,000 of the warrants having an exercise price of $1.25 per share, to Bristol Asset Management, LLC ("Bristol") in connection with Bristol's purchase of common stock. The warrants may be exercised at any time through December 31, 2001. As of December 31, 1999, none of the warrants were exercised.

          In November 1998, the Company issued a warrant to purchase 2 million shares of common stock, at an exercise price of $1.43 per share, to Westshire Trading Company, in consideration for a prepayment on a $2,340,000 note due the Company. The warrant may be exercised at any time prior to November 2000. As of December 31, 1999, the warrant had not been exercised.

          In association with the acquisition of Talidan, the Company issued warrants for 5 million shares of common stock. The warrants are exercisable at any time through September 29, 1999 at a subscription price equal to 50 percent of the average market price of the Company's shares as quoted by the NASD OTC Bulletin Board Service for the 30 consecutive trading days before exercise. These options expired on September 29, 1999, without being exercised.

NOTE 20 - RELATED PARTY TRANSACTIONS

          Legal fees of approximately $184,495 and $409,000 were incurred with a firm of which a stockholder is the managing partner for the years ended December 31, 1999 and 1998, respectively.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 20 - RELATED PARTY TRANSACTIONS (Continued)

          The Company has made advances to American Motorcycle Leasing Corp. ("AML") in 1999 totaling $206,112. AML is a wholly owned subsidiary of Timecast Corp., a former subsidiary of the Company. An additional $20,000 was advanced to AML in January 2000. An officer of the Company is also associated with Timecast Corp.

          The Company has a service agreement with Timecast expiring March 15, 2001, whereby the Company agrees to provide Timecast with administrative, financial, accounting, legal, and other services. In addition, the Company agrees to advance funds to Timecast on a cost plus 10% basis which monies will be repaid within six months following termination of the agreement. Upon termination of this agreement, if Timecast is unprofitable, then Timecast may, at its discretion, extend the agreement six months.

          The Company made advances to and has receivables from officers and employees that amount to $29,333 and $6,560 as of December 31, 1999 and 1998, respectively. The advances are non-interest bearing and do not have a specified repayment date. Therefore, these obligations have been shown as non-current assets.

NOTE 21 - INCOME TAXES

          The components of the provision for income taxes are as follows:

                                                For The Years Ended
                                                    December 31,
                                                -------------------
                                                  1999       1998
                                                --------   --------
          Current Tax Expense
            U.S. Federal                        $      -   $      -
            State and Local                            -          -
                                                --------   --------
          Total Current                                -          -
                                                --------   --------

          Deferred Tax Expense
            U.S. Federal                               -          -
            State and Local                            -          -
                                                --------   --------
          Total Deferred                               -          -
                                                --------   --------

          Total Tax Provision (Benefit) from
          Continuing Operations                 $      -   $      -
                                                ========   ========

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 1999 and 1998:

          Federal Income Tax Rate                (  34.0)%     (  34.0)%
          Effect of Valuation Allowance             34.0%         34.0%
                                                 -------       -------
          Effective Income Tax Rate                  0.0%          0.0%
                                                 =======       =======

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 21 - INCOME TAXES (Continued)

          At December 31, 1999 and 1998, the Company had net carry-forward losses of approximately $10,731,000 and $6,211,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   December 31,
                                            --------------------------
                                               1999            1998
                                            ----------      ----------
          Deferred Tax Assets
            Loss Carry-forwards             $3,649,000      $2,112,000
            Less:  Valuation Allowance       3,649,000       2,112,000
                                            ----------      ----------
          Net Deferred Tax Assets           $        -      $        -
                                            ==========      ==========

          Net operating loss carry-forwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 22 - SEGMENT INFORMATION

          During 1999 and 1998, the Company operated in two principal industries:

                a)  Telecommunications
                b)  Restaurant

          Telecommunications include the development and distribution of software, and telephone operations. Corporate and other includes unallocated corporate costs.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 22 - SEGMENT INFORMATION (Continued)

          During 1999 and 1998, the Company operated in the following principal industries:

          a. Telecommunications
          b. Restaurant


          Telecommunications include the development and distribution of software and telephone operations.
          Corporate and other includes unallocated corporate costs.
          The Company's foreign operations are conducted by Talidan and PTT.

                                                     Years Ended December 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
          Revenues from external customers:
           Telecommunications                     $ 18,486,206     $  5,358,377
           Restaurant                                1,843,148        1,943,640
           Corporate                                         -                -
                                                  ------------     ------------
          Total                                   $ 20,329,354     $  7,302,017
                                                  ============     ============

          Interest expense:
           Telecommunications                     $    447,480     $     12,847
           Restaurant                                   27,727              760
           Corporate                                   153,072          213,474
                                                  ------------     ------------
          Total                                   $    628,279     $    227,081
                                                  ============     ============
          Income tax expense:
           Telecommunications                     $        140     $          -
           Restaurant                                        -                -
           Corporate                                    19,050           12,279
                                                  ------------     ------------
          Total                                   $     19,190     $     12,279
                                                  ============     ============
          Depreciation and amortization:
           Telecommunications                     $  4,903,083     $    926,686
           Restaurant                                   55,148           36,844
           Corporate                                   147,886           31,651
                                                  ------------     ------------
          Total                                   $  5,106,117     $    995,181
                                                  ============     ============

          Segment profit (loss) before taxes:
           Telecommunications                     $ (5,733,174)    $ (9,698,466)
           Restaurant                                   97,693         (133,950)
           Corporate                                (5,334,813)      (3,733,960)
                                                  ------------     ------------
          Total                                   $(10,970,294)    $(13,566,376)
                                                  ============     ============

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 22 - SEGMENT INFORMATION (Continued)


                                                                  Years Ended December 31,
                                                                 --------------------------
                                                                     1999          1998
                                                                 -----------    -----------
           Segment assets:
            Telecommunications                                   $47,778,086    $11,905,303
            Restaurant                                               180,807        267,169
            Corporate                                                683,691      2,244,074
                                                                 -----------    -----------
           Total                                                 $48,642,584    $14,416,546
                                                                 ===========    ===========
           Expenditure for segment assets:
            Telecommunications                                   $   355,319    $   217,974
            Restaurant                                                 8,657              -
            Corporate                                                 48,936        212,335
                                                                 -----------    ------------
           Total                                                 $   412,912    $   430,309
                                                                 ===========    ===========

          The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment is based on physical location.


                                                                 Years Ended December 31,
                                                                --------------------------
                                                                    1999          1998
                                                                ------------   -----------
          Revenues from external customers:
           Brazil                                                $   384,653     3,204,379
           Canada                                                  1,556,650             -
           Mexico                                                  3,401,568             -
           United Kingdom                                             72,101        40,075
           United States                                         $14,914,382    $4,057,563
                                                                 -----------    -----------
          Total                                                  $20,329,354    $7,302,017
                                                                 ===========    ===========
          Segment assets:
           Brazil                                                $    26,483    $1,293,293
           Canada                                                     24,683             -
           Mexico                                                     59,675             -
           United Kingdom                                          3,793,003     5,790,592
           U.S., net of intersegment receivables                  44,738,740     7,332,661
                                                                 -----------    -----------
          Total                                                  $48,642,584    $14,416,546
                                                                 ===========    ===========

NOTE 23 -  GOING CONCERN

           The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 1999, the Company has a working capital deficit of $7,156,666 and an accumulated deficit of $25,554,823. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing. The Company believes that upon resumption of trading, additional equity and debt financing will be more readily available. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial conditions and result of operation.

NOTE 24 -  SUBSEQUENT EVENTS

           In January and March 2000, the Company received a total of $400,000 pursuant to a letter agreement with an investor dated January 13, 2000, whereas the Company agreed to sell two million shares of common stock subject to Rule 144 at a price of .40 per share for a total of $700,000 payable $250,000 at closing and the balance in three equal installments over six months. The investor has the option, if the Company's common stock is not publicly trading, to acquire all the common stock of RomNet for an additional $250,000 less the liabilities of RomNet.

           In January 2000, the Company entered into a subscription agreement with an investor for the sale of 66,667 shares of Rule 144 common stock and warrants to purchase 133,000 shares of common stock at an exercise price of .01 per share, exercisable until January 31, 2002, for the total price of $100,000 which monies were collected in January and February 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              CARNEGIE INTERNATIONAL CORPORATION


Date:  March 30, 2000         By: /s/
                                  _______________________________
                                  Lowell Farkas
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                                        Date
---------                            -----                                        ----

/s/
______________________________       Chairman of the Board and Director           March 30, 2000
E. David Gable


/s/
______________________________      President, Chief Executive Officer            March 30, 2000
Lowell Farkas                       and Director


/s/
______________________________      Director                                      March 30, 2000
Barry N. Hunt



______________________________      Director                                      March 30, 2000
Adnan Khan


/s/
______________________________      Director                                      March 30, 2000
Walt Nawrocki


/s/
______________________________      Director                                      March 30, 2000
Allan Jay Kovitz


/s/                                 Vice President, Corporate Secretary           March 30, 2000
______________________________      and Acting Chief Financial Officer
Richard Greene

                               INDEX OF EXHIBITS

Exhibit
  No.     Exhibit Description
-------   -------------------

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

10.26 Agreement of Sale by and between Talidan Limited and Westshire Trading, Inc. (filed as Exhibit 10.26 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.27 Agreement between the Corporation and Bristol Capital, LLC dated February 27, 1997 in connection with payment of a finders fee. (filed as Exhibit 10.27 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.28 Termination and Consulting Agreement between the Corporation and Bennett H, Goldstein dated September 30, 1999. (filed as Exhibit 10.28 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.29 Loan Agreement between Carnegie and American Champion Entertainment dated June 25, 1999. (filed as Exhibit 10.29 to the Corporation's Form 10-KSB/Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.30 Letter of Intent between the Corporation and R.G.G. Communications, Inc. dated April 1, 1999. (filed as Exhibit 10.30 to the Corporation's Form 10-KSB/A

          Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.31 Sublease of The Phone Stop dated May 14, 1999 and underlying Lease as amended, between American Telecommunications & Computer Inc. and Korman/Lederer Management Co. dated May 13, 1999. (filed as Exhibit
          10.31 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.32 Lease Agreement between The Equitable Life Assurance Society of the United States and the Harbour Financial Mortgage Corporation t/a New America Financial. (filed as Exhibit 10.32 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.33 Lease Termination Agreement between the Corporation and Centre 1000 Limited Partnership dated as of October 1, 1999. (filed as Exhibit
          10.33 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.34 Services Agreement between Anthony Redfern and Talidan dated as of September 1, 1997. (filed as Exhibit 10.34 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

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

27.1 Financial Data Schedule is filed electronically herewith. via EDGAR. (filed as Exhibit 27.1 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

99.1 Company Public Statement, dated October 23, 1999, responding to allegations of Grant Thornton LLP. (filed as Exhibit 99.1 to the Corporation's Form 10-KSB/A

               Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

99.2 Resignation Letter of Director Richard M. Cohen, dated September 24, 1999. (filed as Exhibit 99.2 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

99.3 Resignation Letter of Director Stuart Agranoff, dated September, 1999. (filed as Exhibit 99.3 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by refer ence herein.)

99.4 Stipulation filed with the United District Court for the Northern District of Maryland on September 14, 1999 with respect to G. William Higbee in connection with Carnegie v. Kelley Allen, Ark
                                                 -----------------------------
               Capital Inc., Indianhead and G. William Higbee. (filed as Exhibit
               ----------------------------------------------
               99.4 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

99.5 Head of Agreement dated Feburary 18, 2000 between Paramount International Telecommunications, Inc. ("PIC"), a Nevada Corporation and a wholly owned subsidiary of Carnegie Interntional Corporation, a Colorado Corporation ("Carnegie"), Federation of Associated Health Services, Inc ("FASH") a Texas Corporation and its subsidiary, Transcontinental Communications, Inc. ("TCI").


99.6 Elizabeth Shampoi, Case Administrator American Arbitration Association Consistent with Mr. Horsley's letter of March 2, 2000 confirming that Carnegie International Corporation has agreed to allow the withdrawal of the Request for Arbitration, without Prejudice to the rights of each party.

99.7 Extension of Agreement made by and between Carnegie International Corporation, a Colorado Corporation and Harbor City Corporation, t/a ACC Telecom, a Maryland Corporation and Barry N. Hunt an individual, and Susan B. Hunt, an individual, said Agreement being dated May 18, 2000.