Form 10KSB/A
period 1999-12-31
CARNEGIE INTERNATIONAL CORP
filed 2000-04-26
CIK 311172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

     ACC's major revenues are derived from the sale, installation and servicing of Comdial telecommunications equipment, which accounted for approximately 54% revenues in 1999. Comdial is a major manufacturer of business telecom systems in the United States and in 1998

ACC Telecom was its second largest commercial dealer. ACC also purchases equipment from Sprint's North Supply and ALLTEL SUPPLY. ACC during 1999 became an accredited Lucent Technologies dealer, which is expected to open a broader market to ACC.

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



     Adverse Circumstances. Several adverse circumstances negatively impacted Talidan's business in 1998 and 1999. Long distance rates increased in Brasil in February 1998 from 0.0028 SDR or $.40 to $.39. SDR (Standard Drawing Right) is an International Money Unit used by the telephone companies. It is equal to about 1.44 US dollars (i.e. .0028 SDR =$.40). Also social, religious and political pressures to curtail the adult telephone business increased significantly during 1998 in Brasil, and the options of bank television advertising and messages heard by a caller were restricted in the fall of 1998. The rate increase and restricted content pressures resulted in a decrease in call volume.





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

     The Corporation has issued preferred stock in series in connection with its business acquisitions, including: (i) 200,000 shares of Series A Preferred Stock issued to two shareholders of record, convertible on May 18, 2000 into the greater of 2,000,000 shares of Common Stock or $2,000,000 worth of Common Stock based on the fair market value price per share of Common Stock on May 18, 2000;
(ii) 21,600 shares of Series E Preferred Stock issued to two shareholders of record, convertible on November 20, 2000 into the greater of 216,000 shares of Common Stock or $270,000 worth of Common Stock based on the fair market value per share of Common Stock on November 20, 2000; (iii) and 52,500 shares of Series F Preferred Stock issued to one shareholder of record, which will automatically convert on December 1, 2000 into the greater of 525,000 shares of Common Stock or $700,000 worth of Common Stock based on the fair market value per share of Common Stock on December 1, 2000.

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

(2) Through December 31, 1999, the Corporation sold 1,388,380 shares of Common Stock to 83 purchasers for an aggregate consideration of $1,184,679 in cash and the value of services. Of these thirty six (36) were employee of the Company and its subsidiaries, one (1) preformed consulting services to the Company, one (1) was a member of the Company's Board of Directors at the time the shares were issued to him. These transactions were effected without registration under the Securities Act in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act. Of the Seven (7) were sophisticated investors who received corporate information provided by Standard and Poor's as well as financial statements and information available on the Corporation's web site. Each of the recipients of such shares represented that the shares were acquired for investment without a view to distribution. The certificates representing such shares contained appropriate restrictive legends. To date none of such shares have been transferred in transactions in public markets of the United States.

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

See Note 3 to the Consolidated Financial Statements under the captions "ECAC."

     During 1998 management concluded that a segment of Talidan's operations were not consistent with the image that the Corporation wanted to convey. As a result, the rights to certain telephone numbers and promotional materials with respect to Talidan's print media business ("Talidan Print") were sold in exchange for a Note in the amount of $2,340,000 from Westshire Trading Company, Inc. ("Westshire"). The proceeds received to date from this Note have been used by the Corporation to develop the MAVIS(TM) system for commercialization. In connection with the sale of the business, the Company agreed to release certain consultants of the Company from their covenant not-to-compete with the Company. The Company allocated $646,928 to the net gain on the sale of the business and the balance of $1,693,072 was allocated to the release of the covenant not-to-compete and goodwill. In the event of non-payment, the non-compete agreements will become in force again and the Company will have the right to recover the assets sold.

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



     In October 1998 the Company requested a partial early payment on the Note which was received prior to the December 22, 1998 due date as set forth above. In consideration for such early payment, the Company (a) granted Westshire warrants to acquire 2,000,000 shares of the Company's common stock at a purchase price per share of $1.425, well above the then-market value of $.78 and (b) agreed to extend the due date of the balance of the first payment until January 27, 1999. The balance of the first quarterly payment was made in accordance with the revised terms of the Note. The second quarterly payment, which was due March 22, 1999, was made ten days early and in excess of the required amount. The balance of the third quarterly payment, which was due June 22, 1999, to date has not been made. The Company is in discussion with representatives of Westshire to secure payment but those discussions may have been adversely effected by a discussion between Westshire's attorney and a representative of our former auditor. Although the Company believes that there exists no material uncertainty as to Westshire's ability to pay, Westshire has not kept up payments during the trading halt. Therefore, the Company has established a reserve of $1,115,487 at December 31, 1999.



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

(5) Segment profit (loss) before taxes for (a) telecommunications was ($6,948,661) and ($8,582,979), respectively; (b) the restaurant was $97,693 and ($133,950), respectively; and (c) corporate was ($5,234,813) and ($3,733,960), respectively

(6) Segment assets for (a) telecommunications was $47,778,086 and $13,020,790, respectively; (b) the restaurant was $180,807 and $267,169, respectively; and
(c) corporate was $683,691 and $2,244,074, respectively; and

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

(1) Revenues from external customers for (a) the United States was $14,914,382 and $4,057,563, respectively; (b) Brazil was $384,653 and $3,204,379, respectively; (c) United Kingdom was $72,101 and $40,075 respectively; and
(d) Canada was $1,556,650 and none, respectively; (e) Mexico was $3,401,568 and none, respectively.

(2) Segment assets for the United Kingdom was $3,793,003 and $5,790,592, respectively; and for the United States, net of inter-segment receivables was $44,738,740 and $7,332,661, respectively, and for Brazil was $26,483 and $2,408,780 respectively. Canada was $24,683 and none, respectively; Mexico was $59,675 and none, respectively.

     Fiscal Year Ended December 31, 1999. The Corporation realized revenues for the year ended December 31, 1999 of $20,329,354. Cost of sales for the year were $11,111,552. Operating expenses were $21,151,504 after impairment expenses, depreciation and amortization, interest expense (net of interest income) was $492,374 and there was an income tax expense of $19,190 resulting in the Corporation realizing a net loss of ($12,104,971) or ($0.19) per share, diluted.

The assumptions supporting the current value of goodwill are:

     The current intangible value at 12/31/99 is $39,720,405. The 39,720,405 value consists of Goodwill, Customer lists and assembled workforces. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1999 10-KSB for applicable periods of amortization. In order to assess the recoverability of the net Goodwill value, a cash flow is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired. Based on cash flow, no impairment of goodwill existed at 12/31/99, except for American Telephone and Computers, Inc., which was purchased for $25,000 on 4/6/99. Goodwill totaling $21,112 was impaired and charged to operating expense (see Consolidated Statement of Operations).

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

Working Capital and Liquidity

     Cash needs of the Company have been met to date by a combination of funds generated from operations, from borrowings, from the sale of assets and from issuances of the Corporation's stock for cash and for services. For 1998, cash flow used in operations was ($4,132,378), and proceeds from the sales of stock were 4,282,504. In 1999 the Corporation had cash flow used in operations of (1,490,572) and generated $1,052,150 in proceeds from the sale of stock. Cash from borrowings amounted to 2,211,625 and $1,258,827 for the years ended December 31, 1998 and December 31, 1999, respectively.

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

     Of the above note share purchase 2.0 million were purchased for $.40 per share. Because of the amount of purchase price of this private purchase the Company reviewed if this would cause impairment under SAFS 121. Upon review the Company does not believe that the $.40 per share purchase is indicative of an impairment for the following reasons. The transaction for the sale of the shares was made on January 13, 2000 for restricted shares of common stock, not free-trading shares of the Company. During the same first quarter of 2000, the Company's shares were reported to be gray market trading with those trades reported on NASD OTC. During the period from February 25, 2000 to March 31, 2000, shares of Company common stock were reported traded in a range between a high of $3.00 and a low of $.40. The average reported trading price during this same period was 1.20 per share, with an average high of $1.88 and an average low of $0.53. During the same period the average closing price was $0.74. Since the gray market has no "bid" or "ask" the $1.20 average trading price is the only reasonable indicator during such period of time of the trading value of the Company's shares. Using average trading price as the benchmark for a test of impairment, multiplied by the number of issued and outstanding shares reported as of 12/31/99, produces the following product:

                       $1.20 x 62,959,534 = $74,554,394

Such result is significantly more than stockholders' equity of $36,758,394.

If the Company were to use the average closing price for the same period, the result would still be significantly more than stockholders equity of $36,758,394:


                       $0.74 x 62,959,534 = $46,590,055

The Company shall continue to review as required any impairment of assets and if found would take the accounting adjustments required under GAAP and SEC bulletins.

The Company also did an analysis of its Goodwill based on the following:

The current Goodwill value at 12/31/99 is $39,720,405. The 39,720,405 value consists of Goodwill, Customer lists and assembled workforces. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1998 10-KSB/A for subsidiary specific periods of time. In order to support the net Goodwill value, a cash flow and discounted cash flow report is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired and charged to operating expenses. All subsidiaries passed the "cash flow/Goodwill test" at 12/31/99, except American Telephone and Computers, Inc., which was purchased for $25,000 on 4/6/99. Therefore, $21,112 of the total Goodwill was impaired and charged to operating expense (see Consolidated Statement of Operations).

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


ITEM 7.   Financial Statements

     The financial statements are included herein following Item 13 of this Annual Report on Form 10-KSB commencing on page F-1. Please note that the 1998 filing had been restated from the original 10-KSB to reflect the following changes:

   1. Total assets decreased $13.6 million due to $10.3 million reduction is net intangibles as a result of the impairment of Talidan and Voice Quest. $2.3 million in systems development costs that were expensed, not capitalized; $.4 million due from former subsidiaries and $.6 million in prepaid expenses were expensed, not amortized.

   2. Gross profit was reduced by $3.6 million due to the exclusion of the sale of software and distribution rights of $3.1 million from revenue. Operating revenue was reduced by $1.4 million with subsequent cost of sales being reduced by $.7 million.

   3.  SG & A increased $3.4 million (see #1 above).

   4. Sale of assets was reduced to zero from $1.6 million on the restatement.


   5. Income tax expenses was reduced by $.5 million due to a net loss recognized with restated 1998 filing.


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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                         -------------------------------
                                                                             1999               1998
                                                                         ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                         (Restated)
CURRENT LIABILIT                                                                            ------------
 Notes payable-Banks                                                     $    159,000       $    206,951
 Advance on stock purchases                                                   641,000                  -
 Current maturities of long-term debt                                         818,740          1,203,675
 Current maturities of notes payable to stockholders and affiliates         1,546,382            259,898
 Current maturities of capital lease obligations                               72,822                  -
 Accounts payable and accrued expenses                                      7,596,753          2,596,448
 Deferred revenue, current portion                                             20,519             75,043
                                                                         ------------       ------------
  Total current liabilities                                                10,855,216          4,342,015


LONG-TERM LIABILITIES
 Long-term debt, less current maturities                                      239,685            277,487
 Long-term debt to stockholders and affiliates,
  less current maturities                                                     441,233            603,430
 Long-term capital lease obligations, less current maturities                  65,390                  -
 Deferred revenue less current portion                                        255,666                  -
                                                                         ------------       ------------
   TOTAL LIABILITIES                                                     $ 11,857,190       $  5,222,932
                                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                       -                  -

STOCKHOLDERS' EQUITY
 Convertible preferred stock, Series A, B, E and F,
  $1 par value; 40,000,000 authorized shares;
  274,100 issued                                                              274,100            274,100
 Common stock, no par with a stated value of $0.01;
   110,000,000 shares authorized; 62,959,534 issued
   and 60,181,515 outstanding at December 31, 1999
   and 55,796,154 issued and 53,018,135 outstanding at
   December 31, 1998                                                          629,595            557,961
 Additional paid-in capital                                                62,721,886         24,212,256
 Accumulated deficit                                                      (25,554,823)       (13,449,852)
 Foreign currency translation adjustment                                       (4,364)            (4,364)
                                                                         ------------       ------------
                                                                           38,066,394         11,590,101
 Less treasury stock at cost                                               (1,281,000)        (1,281,000)
                                                                         ------------       ------------
   Total Stockholders' Equity                                              36,785,394         10,309,101
                                                                         ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 48,642,584       $ 15,532,033
                                                                         ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                For the Years Ended
                                                    December 31,
                                          -------------------------------
                                              1999               1998
                                          ------------       ------------
REVENUE                                                        (Restated)
 Operating                                $ 19,031,399       $  7,179,900
 Sale of service contracts                   1,297,955            122,117
                                          ------------       ------------
  Total revenue                             20,329,354          7,302,017

COST OF SALES                               11,111,552          2,950,232
                                          ------------       ------------

GROSS PROFIT                                 9,217,802          4,351,785
                                          ------------       ------------


OPERATING EXPENSES
 Selling, general and administrative        16,024,275          9,914,298
 Impairment Expense                             21,112          8,176,469
 Depreciation and amortization               5,106,117            995,221
                                          ------------       ------------
  Total operating expenses                  21,151,504         19,085,988
                                          ------------       ------------

LOSS FROM OPERATIONS                       (11,933,702)       (14,734,203)
                                          ------------       ------------

OTHER INCOME (EXPENSE)
 Interest expense                             (628,279)          (227,081)
 Interest income                               135,905            229,112
 Other income                                  340,295            681,367
                                          ------------       ------------
  Total other income (expense)                (152,079)           683,398
                                          ------------       ------------

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                        (12,085,781)       (14,050,805)

INCOME TAXES                                    19,190             12,279
                                          ------------       ------------

LOSS FROM CONTINUING OPERATIONS            (12,104,971)       (14,063,084)

DISCONTINUED OPERATIONS:
 Gain on sale of ECAC AND ECAC EUROPE                -          1,612,195
                                          ------------       ------------

NET LOSS                                  $(12,104,971)      $(12,450,889)
                                          ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the Years Ended
                                                      December 31,
                                             -----------------------------
                                                 1999              1998
                                             -----------       -----------
LOSS PER SHARE                                                   (Restated)
--------------
 BASIC AND DILUTED
 CONTINUING OPERATIONS                       $     (0.20)      $     (0.32)

 DISCONTINUED OPERATIONS                               -               .04
                                             -----------       -----------

 NET LOSS                                    $     (0.20)      $      (.28)
                                             ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
 BASIC                                        59,205,467        44,579,804
 DILUTED                                      59,205,467        44,579,804



The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS




                                                   For the Years Ended
                                                       December 31,
                                              -------------------------------
                                                  1999               1998
                                              ------------       ------------
COMPREHENSIVE LOSS                                                  (Restated)
 Net loss                                     $(12,104,971)      $(12,450,889)
 Foreign currency translation adjustment                 -             (4,364)
                                              ------------       ------------
COMPREHENSIVE LOSS                            $(12,104,971)      $(12,455,253)
                                              ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                                    Foreign
                                  Preferred Stock            Common Stock           Additional                      Currency
                                --------------------   -------------------------     Paid-in       Accumulated    Translation
                                Shares      Amount       Shares        Amount        Capital         Deficit       Adjustment
                                -------   ----------   -----------   -----------   ------------   -------------   ------------
Balance at January 1, 1998 -
 as restated                          -            -   38,835,486       388,355      14,732,345       (998,963)             -
 Net loss for the year                -            -            -             -               -    (12,450,889)             -
 Foreign currency
  translation adjustment              -            -            -             -               -              -         (4,364)
 Issuance of common stock             -            -    9,227,100        92,270       4,190,234              -              -
 Shares issued in lieu of
  compensation and other cases        -            -    2,179,268        21,793         900,939              -              -
 Issuance of warrants                 -            -            -             -         415,132              -              -
 Notes payable converted to
  common stock                        -            -    1,358,000        13,580         270,620              -              -
 Exercise of stock options            -            -    3,635,500        36,355       1,000,636              -              -
 Shares issued in connection
  with acquisitions             274,100      274,100      560,800         5,608       2,702,350              -              -
                                -------   ----------   ----------      --------     -----------   ------------    -----------
Balance at December 31, 1998
 - as restated                  274,100     $274,100   55,796,154      $557,961     $24,212,256   $(13,449,852)   $    (4,364)
 Net loss for the year                -            -            -             -               -    (12,104,971)             -
 Issuance of common stock             -            -      495,200         4,952       1,000,448              -              -
 Shares issued in lieu of
  compensation and other cases        -            -      843,180         8,432         124,097              -              -
 Exercise of stock options            -            -       50,000           500          46,250              -              -
 Shares cancelled                     -            -   (1,175,000)      (11,750)         11,750              -              -
 Shares issued in connection
  with acquisitions                                     6,950,000        69,500      37,327,085              -              -
                                -------   ----------   ----------      --------     -----------   ------------    -----------
Balance at December 31, 1999    274,100     $274,100   62,959,534      $629,595     $62,721,886   $(25,554,823)   $  (4,364)
                                =======   ==========   ==========      ========     ===========   ============    ===========




                                   Treasury      Stockholders'
                                    Stock           Equity
                                 ------------   ---------------

Balance at January 1, 1998 -
 as restated                      (1,281,000)       12,840,737
 Net loss for the year                     -       (12,450,889)
 Foreign currency
  translation adjustment                   -            (4,364)
 Issuance of common stock                  -         4,282,504
 Shares issued in lieu of
  compensation and other cases             -           922,732
 Issuance of warrants                      -           415,132
 Notes payable converted to
  common stock                             -           284,200
 Exercise of stock options                 -         1,036,991
 Shares issued in connection
  with acquisitions                        -         2,982,058
                                 -----------      ------------

Balance at December 31, 1998
 - as restated                   $(1,281,000)     $ 10,309,101
 Net loss for the year                     -       (12,104,971)
 Issuance of common stock                  -         1,005,400
 Shares issued in lieu of
  compensation and other cases             -           132,529
 Exercise of stock options                 -            46,750
 Shares cancelled                          -                 -
 Shares issued in connection
  with acquisitions                        -        37,396,585
                                 -----------      ------------
Balance at December 31, 1999     $(1,281,000)     $ 36,785,394
                                 ===========      ============



The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     For the Years Ended
                                                                         December 31,
                                                               -------------------------------
                                                                   1999               1998
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               (Restated)
 Net income (loss)                                             $(12,104,971)      $(12,450,889)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
    Depreciation and amortization                                 5,106,117            995,221
    Asset impairment loss                                            21,112          8,176,469
    Write off of note receivable                                  1,115,487                  -
    Gain on sale of subsidiaries                                          -         (1,612,195)
    Gain on sale of print media                                           -           (646,928)
    Issuance of stock as compensation                               132,529            922,732
    Issuance of stock options                                             -          1,036,991
  Changes in assets and liabilities
    Accounts receivable - trade                                  (1,935,067)            61,776
    Accounts receivable - former subsidiary                       1,362,825         (1,568,937)
    Due from affiliates                                            (131,428)           249,215
    Inventory                                                      (192,371)          (112,553)
    Prepaid expenses                                                (40,674)            31,969
    Refundable income taxes                                         (26,046)            12,279
    Other assets                                                     22,204             58,291
    Accounts payable and accrued expenses                         5,000,278          1,322,384
    Deferred revenue                                                201,142             75,043
    Others - net                                                    (21,708)           683,246
                                                               ------------       ------------
Net cash provided by (used in) operating activities              (1,490,572)        (4,132,378)
                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Restricted cash (purchase) proceeds                              (769,076)           400,000
  Purchase of property and equipment                               (412,912)          (430,309)
  Capitalized software                                                    -           (446,733)
  Loans receivable                                                  (95,113)           (25,500)
  Collection of notes receivable                                  1,032,724            201,989
  Acquisition costs                                                       -           (220,759)
                                                               ------------       ------------
Net cash used in investing activities                              (244,377)          (521,312)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                         1,258,827          2,211,625
  Payments on notes payable                                     ( 1,729,515)        (1,323,577)
  Payments on capital leases                                        138,212             (1,271)
  Advances on stock purchases                                       641,000                  -
  Purchase of treasury shares                                             -                  -
  Sale of common stock                                            1,052,150          4,282,504
  Proceeds from sale of subsidiaries                                      -            100,000
                                                               ------------       ------------
Net cash provided by (used in) financing activities               1,360,674          5,269,281
                                                               ------------       ------------

Effects of exchange rates on cash                                         -            (4,364)
                                                                                 ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (374,275)          611,227
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       837,649           226,422
                                                               ------------      ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                        $    463,374      $    837,649
                                                               ============      ============

SUPPLEMENTAL INFORMATION:
  Interest paid                                                     189,933           227,081
                                                               ============      ============
  Income taxes paid                                                  45,096                 -
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

             8) Paramount International Telecommunications, Inc. ("PIT"), a Nevada corporation;

             9) American Telephone & Computer, Inc. ("ATC") formerly Carnegie Majesty Gold, Inc., a Maryland corporation;

            10) ECAC Europe ("ECAC Europe"),  a United Kingdom corporation;

            11) Electronic Card Acceptance  Corporation  ("ECAC"), a Virginia
                corporation.

          Carnegie Communications was formed in 1998 but remained inactive until January 1999. Paramount was acquired in February 1999 and was accounted for as a purchase. The Company purchased certain assets from a third party and assigned them to ATC in April 1999. This investment is recorded as a purchase. Results of operations since January 1, 1999 for CCI, February 26, 1999 for PIT and April 6, 1999 for ATC have been included in the consolidated financial statements (see Note 2).

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

      i)  Sales-Type Lease
          ----------------

          A portion of the Company's revenue for the year ended December 1999 has been generated using a sales-type lease. The Company sold equipment to a customer under a sales-type lease to be collected over a three year period. Because the present value (computed at the rate implicit in the lease) of the minimum payments under this sales-type lease equals or exceeds 90 percent of the fair market value of the equipment and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognized the net effect of this transaction as a sale. Income from the sales type lease included in the statement of operations for the period ended December 31, 1999 was $32,620.

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

       w) Restatement and Correction
          --------------------------

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

          The restated 1998 financial statements also reflect the following changes:

          1. Total assets decreased approximately $13.6 million primarily due to a $10.3 million reduction in net intangibles as a result of the impairment of Talidan and Voice Quest; $2.3 million in systems development costs that were expensed, not capitalized; $.4 million due from former subsidiaries and $.6 million in prepaid expenses were expensed, not amortized.

          2. Gross profit was reduced by $3.6 million primarily due to the exclusion of the sale of software and distribution rights of $3.1 million from revenue. Operating revenue was reduced by $1.4 million with subsequent cost of sales being reduced by $.7 million.

          3. SG&A increased $3.4 million (see #1 above).

          4. Sale of assets was reduced to zero from $1.6 million.

          5. Income tax expense was reduced by $.5 million due to a net loss recognized with the restated 1998 filing.


       x) Recent Accounting Pronouncements
          --------------------------------

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

          Payments on the $2,340,000 note are due quarterly commencing on December 22, 1998 in the amount of $585,000 plus accrued interest. The Company received a portion of the first payment on October 26, 1998, which was in advance of its due date. As a result of the early partial payment, the Company agreed to extend the payment on the balance until January 27, 1999. Through March 31, 1999, a total of $1,335,000 of principal and interest had been collected on the note. Due to the fact that no payments were received on the note after March, 1999, a reserve against the collectibility of the note has been established in the amount of $1,115,487 at December 31, 1999. The collected principal during the year ended December 31, 1999 was $1,032,724. In the event of non- payment, the non-compete agreements will become in force again and the Company will have the right to recover the assets sold.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 4 -  DUE FROM FORMER SUBSIDIARIES

          Amounts due from former subsidiaries consist of the following at December 31, 1999 and 1998:
                                           1999            1998
                                           ----            ----
          ECAC (See Note 4)                       -      $1,512,195
          Timecast (See Note 20)            206,112          56,742
                                          ---------      ----------
                                           $ 206,12      $1,568,937
                                          =========      ==========
NOTE 5 -  LOANS RECEIVABLE

          Loans receivable consist of the following at December 31,

                                                   1999            1998
                                                ----------      ----------
          Talidan asset sale                             -      $2,148,211
          Other                                    104,119          25,500
                                                ----------      ----------
                                                $  104,119      $2,173,711
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
                                                 ==========        ========

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES (Continued)

          In connection with the acquisition of ACC Telecom in February 1998, the Company signed a $1,000,000 non-interest bearing note, payable quarterly over five years. At the time of the acquisition, the note was valued at $814,962, based on a discount at Carnegie's average incremental borrowing rate of 8.37%. The outstanding balance on the note is $633,298 and $683,298 as of December 31, 1999 and 1998,
          respectively. The creditors have effected a lien against all assets and common stock of ACC Telecom as security for this debt. Seller and the Company entered into a mutually agreeable Buy-Back/Sell-Back Agreement that facilitates seller regaining ownership of ACC Telecom if MAVIS/TM/ is not reasonably marketable or if the profitability of ACC does not meet Carnegie's expectations. The Buy-Back/Sell-Back option was originally exercisable within 24 months from the time of purchase of ACC Telecom and has subsequently been extended through March 3, 2001.

          At a minimum, the Buy-Back/Sell-Back Agreement shall include the following:

          1) Canceling of the preferred stock paid to Seller for the Shares and canceling of Rule 144 Legend common stock converted from said preferred stock.

          2) Canceling the Employment Agreement between Seller and Purchaser.

          3) Canceling of any unpaid portion of the Purchase price due Seller for the purchase of the Shares.

          4) A License Agreement for MAVIS/TM/ that allows the Company to market the MAVIS/TM/ product after Seller regains ownership of the Shares.

          5) Carnegie shall have a right to sell the Shares back to Seller if ACC Telecom is not profitable (i.e., ACC or its successors is unable to meet its obligations as they become due or does not have sufficient cash flow to pay expenses for more than two (2) consecutive months).

          6) Seller and/or Purchaser shall have the option to Buy-Back/Sell-Back the Shares if MAVIS/TM/ is not reasonably marketable. Seller and Buyer shall exercise said option to Buy-Back/Sell-Back the Shares through March 3, 2001.

          Additionally, the Company is obligated to two executive officers of ACC Telecom on two notes for $70,000 and $10,000, respectively, bearing interest at 8% and maturing June 2000 and March 2001, respectively.

          In connection with the acquisition of Paramount International Communications, Inc., the Company is obligated to the Eberle Family Trust under a note dated September 30, 1998, in the original amount of $1,224,749. The note bears interest payable monthly at 10% and matures in June 2000. The outstanding balance at December 31, 1999 is $1,090,292, plus accrued interest of $269,856. The accounts receivable, current contracts, furniture, fixtures, equipment and inventory of Paramount are collateral as guarantee for payment of this debt.

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

          The Company is obligated to Fountainhead, Inc. for advances of $250,000 received pursuant to a stock purchase agreement for the sale of 1,250,000 shares of Rule 144 common stock at .40 a share. The investor has the right of recision if the common stock of the Company doesn't trade within a specified period of time (10 weeks plus a possible extension of 30 days from the date the full purchase price is received). To date, no additional funds have been received and no stock has been issued.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 11 - ADVANCES ON STOCK PURCHASES (Continued)

          The Company is obligated to Jonathan Mirsky, an investor, for an advance of $91,000 received pursuant to a letter agreement dated November 22, 1999, whereby the Company agreed to grant options to purchase 300,000 shares of common stock subject to Rule 144 at a price of .75 per share and warrants to purchase 300,000 shares at .25 per share. An additional $48,000 was received in January 2000.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          . Four five-year agreements commencing February 28, 1999, providing for annual salaries of $130,000 each, plus bonuses.

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

          The corporation and a number of its current officers and directors are parties to several lawsuits which purport to be class actions filed on behalf of shareholders of the Corporation. These actions purport to allege violations of federal securities laws in connection with the Company's filing with the Securities and Exchange Commission of a Form 10-KSB on October 28, 1998. On March 20, 2000, a consolidated complaint was filed in the United States district court in Maryland. The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken representation of all of the defendants in the several lawsuits. The Policy contains a $150,000 retention, applicable to defense costs which the insurance company has waived.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 14 - COMMITMENTS AND CONTINGENCIES

          In September 1999, the former shareholders of Paramount International Telecommunications, Inc. filed liens against all accounts receivable, all current contracts, furniture, fixtures, equipment and inventory of Paramount International Telecommunications, Inc. to secure a note payable of $1,224,749 plus interest and payments of $1,200,000 plus interest in connection with the sale of Paramount to Carnegie in February 1999.

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
          Expected lives               2 years        1.75% to 3.75 years

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 18 - STOCK OPTIONS (Continued)

          The following table represents the proforma earnings for each period presented if the fair values of options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant:


                                                   1999            1998
                                               ------------    ------------
          Proforma
           Net earnings (loss)                 $(12,956,772)   $(12,795,365)
           Earnings (loss) per share
            Basic                              $      (0.22)   $      (0.29)
            Diluted                            $      (0.22)   $      (0.29)


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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 20 - RELATED PARTY TRANSACTIONS (Continued)

          The Company has made advances to Timecast/American Motorcycle Leasing Corp. ("AML") in 1999 totaling $206,112. AML is a wholly owned subsidiary of Timecast Corp., a former subsidiary of the Company. An additional $20,000 was advanced to AML in January 2000. An officer of the Company is also associated with Timecast Corp.

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
                                                 =======       =======

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 21 - INCOME TAXES (Continued)

          At December 31, 1999 and 1998, the Company had net carry-forward losses of approximately $11,846,000 and $5,096,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                   December 31,
                                            ---------------------------
                                               1999             1998
                                            ----------      -----------
          Deferred Tax Assets
            Loss Carry-forwards             $4,028,000      $ 1,733,000
            Less:  Valuation Allowance      (4,028,000)     $(1,733,000)
                                            ----------      -----------
          Net Deferred Tax Assets           $        -      $        -
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

                                                     Years Ended December 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
          Revenues from external customers:
           Telecommunications                     $ 18,486,206     $  5,358,377
           Restaurant                                1,843,148        1,943,640
           Corporate                                         -                -
                                                  ------------     ------------
          Total                                   $ 20,329,354     $  7,302,017
                                                  ============     ============

          Interest expense:
           Telecommunications                     $    447,480     $     12,847
           Restaurant                                   27,727              760
           Corporate                                   153,072          213,474
                                                  ------------     ------------
          Total                                   $    628,279     $    227,081
                                                  ============     ============
          Income tax expense:
           Telecommunications                     $        140     $          -
           Restaurant                                        -                -
           Corporate                                    19,050           12,279
                                                  ------------     ------------
          Total                                   $     19,190     $     12,279
                                                  ============     ============
          Depreciation and amortization:
           Telecommunications                     $  4,903,083     $    926,686
           Restaurant                                   55,148           36,844
           Corporate                                   147,886           31,651
                                                  ------------     ------------
          Total                                   $  5,106,117     $    995,181
                                                  ============     ============

          Segment profit (loss) before taxes:
           Telecommunications                     $ (6,948,661)    $ (8,582,979)
           Restaurant                                   97,693         (133,950)
           Corporate                                (5,234,813)      (3,733,960)
                                                  ------------     ------------
          Total                                   $(12,085,781)    $(12,450,889)
                                                  ============     ============

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 22 - SEGMENT INFORMATION (Continued)



                                                                  Years Ended December 31,
                                                                 --------------------------
                                                                     1999          1998
                                                                 -----------    -----------
           Segment assets:
            Telecommunications                                   $47,778,086    $13,020,790
            Restaurant                                               180,807        267,169
            Corporate                                                683,691      2,244,074
                                                                 -----------    -----------
           Total                                                 $48,642,584    $15,532,033
                                                                 ===========    ===========
           Expenditure for segment assets:
            Telecommunications                                   $   355,319    $   217,974
            Restaurant                                                 8,657              -
            Corporate                                                 48,936        212,335
                                                                 -----------    ------------
           Total                                                 $   412,912    $   430,309
                                                                 ===========    ===========

          The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment is based on physical location.


                                                                 Years Ended December 31,
                                                                --------------------------
                                                                    1999          1998
                                                                ------------   -----------
          Revenues from external customers:
           Brazil                                                $   384,653     3,204,379
           Canada                                                  1,556,650             -
           Mexico                                                  3,401,568             -
           United Kingdom                                             72,101        40,075
           United States                                         $14,914,382    $4,057,563
                                                                 -----------    -----------
          Total                                                  $20,329,354    $7,302,017
                                                                 ===========    ===========
          Segment assets:
           Brazil                                                $    26,483    $2,408,780
           Canada                                                     24,683             -
           Mexico                                                     59,675             -
           United Kingdom                                          3,793,003     5,790,592
           U.S., net of intersegment receivables                  44,738,740     7,332,661
                                                                 -----------    -----------
          Total                                                  $48,642,584    $15,532,033
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

99.5 Head of Agreement dated Feburary 18, 2000 between Paramount International Telecommunications, Inc. ("PIC"), a Nevada Corporation and a wholly owned subsidiary of Carnegie Interntional Corporation, a Colorado Corporation ("Carnegie"), Federation of Associated Health Services, Inc ("FASH") a Texas Corporation and its subsidiary, Transcontinental Communications, Inc. ("TCI"). (Filed as Exhibit 99.5 to the Corporations Form 10-KSB filed with the Commission on March 30, 2000 and incorporated by reference herein.)


99.6 Elizabeth Shampoi, Case Administrator American Arbitration Association Consistent with Mr. Horsley's letter of March 2, 2000 confirming that Carnegie International Corporation has agreed to allow the withdrawal of the Request for Arbitration, without Prejudice to the rights of each party. (Filed as Exhibit 99.6 to the Corporations Form 10-KSB filed with the Commission on March 30, 2000 and incorporated by the reference herein.)

99.7 Extension of Agreement made by and between Carnegie International Corporation, a Colorado Corporation and Harbor City Corporation, t/a ACC Telecom, a Maryland Corporation and Barry N. Hunt an individual, and Susan B. Hunt, an individual, said Agreement being dated May 18, 2000. (Filed as Exhibit 99.7 to the Corporation Form 10-KSB filed with the Commission on March 30, 2000 and incorporated by reference herein.)