Form 10KSB/A
period 1999-12-31
CARNEGIE INTERNATIONAL CORP
filed 2000-04-27
CIK 311172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 2
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Upon further review of the 10-KSB/A, certain 1998 Balance Sheet asset numbers were not carried forward on the edgarized version, whereby necessitating Amendment #2. Additionally, on page 7 typos were noticed under section "Adverse Circumstances" as a tag included at the end of the recording the customer hears on the long distance call advertised by Talidan Print or Talidan TV. When the customer calls the 0900 number, they are making a local call for which they are charged a premium rate per minute to engage in "chat" with a live person or hear additional, typically more explicit, recordings. When a customer calls one of the numbers provisioned to Talidan Local, Telecom Brazil, pursuant to an oral agreement with Talidan, pays Talidan an agreed-to amount per call minute. As consideration for the tag, part of the money received by Talidan Local is remitted to WWT, or is credited against the amounts due Talidan TV from WWT for shared advertising costs.

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


     Adverse Circumstances. Several adverse circumstances negatively impacted Talidan's business in 1998 and 1999. Long distance rates increased in Brasil in February 1998 from 0.0028 SDR or $.40 to $.59. SDR (Standard Drawing Right) is an International Money Unit used by the telephone companies. It is equal to about 1.44 US dollars (i.e. .0028 SDR =$.40). Also social, religious and political pressures to curtail the adult telephone business increased significantly during 1998 in Brasil, and the content of both television advertising and messages heard by a caller were restricted in the fall of 1998. The rate increase and restricted content pressures resulted in a decrease in call volume.


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



                         MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                         Certified Public Accountants
New York, New York
March 18, 2000

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                    ----------------------------
                                                       1999             1998
                                                    -----------      -----------
CURRENT ASSETS                                                        (Restated)
 Cash and cash equivalents                          $   463,374      $   837,649
 Accounts receivable, net of allowance for
  doubtful accounts of $931,417 and $48,000           2,634,755          699,688
 Due from former subsidiaries                                 -        1,568,937
 Loans receivable                                       104,119        2,173,711
 Inventory                                              353,993          145,128
 Prepaid expenses and other current assets               97,263           56,589
 Prepaid income taxes                                    26,046                -
                                                     ----------       ----------
     Total current assets                             3,679,550        5,481,702


PROPERTY AND EQUIPMENT, less
 accumulated depreciation and amortization of
 $570,980 and $162,506                                1,258,026          901,423


SOFTWARE DEVELOPMENT COSTS, less accumulated
 amortization of $2,098,741 and $156,263              3,728,695        5,671,174


OTHER ASSETS

 Intangibles, less accumulated amortization of
 $2,966,502 and $195,539                             39,720,405        3,374,992
 Due from related parties                                21,244           51,986
 Due from former subsidiaries                           206,112                -
 Security deposits and other assets                      28,552           50,756
                                                    -----------      -----------
  TOTAL ASSETS                                      $48,642,584      $15,532,033
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

                              CARNEGIE INTERNATIONAL CORPORATION


Date:  April 27, 2000         By: /s/
                                  _______________________________
                                  Lowell Farkas
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                                        Date
---------                            -----                                        ----

/s/
______________________________       Chairman of the Board and Director           April 27, 2000
E. David Gable


/s/
______________________________      President, Chief Executive Officer            April 27, 2000
Lowell Farkas                       and Director


/s/
______________________________      Director                                      April 27, 2000
Barry N. Hunt



______________________________      Director                                      April 27, 2000
Adnan Khan


/s/
______________________________      Director                                      April 27, 2000
Walt Nawrocki


/s/
______________________________      Director                                      April 27, 2000
Allan Jay Kovitz


/s/                                 Vice President, Corporate Secretary           April 27, 2000
______________________________      and Acting Chief Financial Officer
Richard Greene