Form 10QSB
period 2000-03-31
CARNEGIE INTERNATIONAL CORP
filed 2000-05-15
CIK 311172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     For the period ended   March 31, 2000

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

                                 (410)785-7400
                           Issuer's Telephone Number


    Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ___   ___

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,431,515 shares of Common Stock ($.001 par value) as of March 31, 2000.

    Transitional small business disclosure format:  Yes    No X
                                                       ___   ___

                       CARNEGIE INTERNATIONAL CORPORATION

                    Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending March 31, 2000


                               Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited).

             Consolidated Statements of Losses:
             Three Months Ended March 31, 2000 and 1999;

             Consolidated Balance Sheets:
             March 31, 2000 and December 31, 1999

             Consolidated Statements of Cash Flows:
             Three months ended March 31, 2000 and 1999

             Notes to Consolidated Financial Statements:
             March 31, 2000

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Independent Accountant's Report

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

                      CARNEGIE INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENT OF LOSSES
                                  (Unaudited)

                                                                 Three Months Ended
                                                                       March 31,
                                                               2000                 1999
                                                            ----------           ----------
REVENUES:
          Operating                                         $ 4,660,247          $ 3,168,958
          Sale of service contracts                             414,176              364,417
                                                            -----------          -----------
                                                              5,074,423            3,533,375
COST OF SALES                                                 2,825,824            1,666,730
                                                            -----------          -----------

GROSS PROFIT                                                  2,248,599            1,866,645
                                                            -----------          -----------

OPERATING EXPENSES:

          Selling, General & Administrative                   2,334,419            2,436,261
          Consulting Agreement                                  316,044               -0-
          Management Bonus                                       -0-               1,500,000
          Depreciation and amortization                       1,381,946              794,277
                                                            -----------          -----------
          Total operating expenses                            4,032,409            4,730,538
                                                            -----------          -----------
LOSS FROM OPERATIONS                                         (1,783,810)          (2,863,893)
                                                            -----------          -----------

OTHER INCOME(EXPENSE)
          Interest income                                         6,223                3,824
          Interest expense                                     (140,815)             (99,459)
          Other income                                          123,012               19,251
                                                            -----------          -----------
          Total other income (expense)                          (11,580)             (76,384)
                                                            -----------          -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (1,795,390)          (2,940,277)

INCOME TAXES (BENEFIT)                                                -                    -

LOSS FROM CONTINUING OPERATIONS                              (1,795,390)          (2,940,277)

Net loss per common share (basic and assuming dilution)          $(0.03)              $(0.05)

Weighted average common shares outstanding
          Basic and diluted                                  60,307,889           58,421,710
                                                            -----------          -----------

COMPREHENSIVE LOSS:
          Net  loss                                          (1,795,390)          (2,940,277)
          Foreign currency translation                                -                  128
                                                            -----------          -----------
COMPREHENSIVE LOSS                                          $(1,795,390)          (2,940,149)
                                                            ===========          ===========

                See accompanying notes and accountant's report.

                      CARNEGIE INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                             March 31,           December 31,
                                                                               2000                  1999
                                                                           ------------          ------------
ASSETS

Current Assets:
          Cash and equivalents                                            $    389,312          $    463,374
          Accounts receivable, net of allowance for doubtful
           accounts                                                          1,977,862             2,634,755
          Loans receivable                                                     110,293               104,119
          Inventory, at cost                                                   367,743               353,993
          Prepaid expenses and other assets                                     86,555               123,309
                                                                          ------------          ------------
Total current assets                                                         2,931,765             3,679,550
Property and equipment, less accumulated depreciation                        1,194,836             1,258,026
Software development costs, less accumulated amortization                    3,238,744             3,728,695
Intangible assets, less accumulated amortization                            39,300,202            39,720,405
Due from former subsidiaries                                                   206,112               206,112
Other assets                                                                   143,113                49,796
                                                                          ------------          ------------
                                                                            47,014,772          $ 48,642,584
                                                                          ============          ============
LIABILITIES &  STOCKHOLDERS' EQUITY

Current Liabilities
          Notes payable                                                   $    321,564          $    159,000
          Advance on stock purchases                                           641,000               641,000
          Current maturities of long-term debt                                 638,200               891,562
          Current maturities of notes payable to related                     1,544,048             1,546,382
           parties
          Accounts payable and accrued liabilities                           7,863,895             7,596,753
          Deferred revenue                                                     131,868                20,519
                                                                          ------------          ------------
Total current liabilities                                                   11,140,575            10,855,216

Long-term debt to stockholders and affiliates, less current                    530,829             1,001,974
 maturities

Stockholders' Equity:

Convertible preferred stock par value, Series A, B, E, and
 F, $1.00 par value per share; 40,000,000 shares authorized;
 274,100 issued at March 31, 2000 and at December 31, 1999
                                                                               274,100               274,100

Common stock, no par with a stated value of $.01 per share;
 110,000,000 shares authorized; 63,209,534 issued and 60,431,515 outstanding at March 31, 2000; 62,959,534 issued and
 60,181,515 outstanding at December 31,1999                                    683,296               629,595

Additional paid-in capital                                                  63,015,807            62,721,886
Accumulated deficit                                                        (27,350,213)          (25,554,823)
Foreign currency translation adjustment                                          1,378                (4,364)
                                                                          ------------          ------------
                                                                            36,624,368            38,066,394
Less treasury stock, at cost                                                (1,281,000)           (1,281,000)
                                                                          ------------          ------------
Stockholders' equity                                                        35,343,368            36,785,394
                                                                          ------------          ------------
                                                                          $ 47,014,772          $ 48,642,584
                                                                          ============          ============


                See accompanying notes and accountant's report.

                      CARNEGIE INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months Ended March 31
                                                                               2000                    1999
                                                                           -----------             -----------
Increase (Decrease) in cash and equivalents:
Cash flows from operating activities
          Net Loss                                                         $(1,795,390)            $(2,940,277)
Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
          Depreciation and amortization                                      1,381,946                 794,277
          Accounts receivable                                                  646,168              (1,540,080)
          Due from affiliates                                                  (21,194)              1,568,937
          Inventory                                                            (13,750)               (186,780)
          Prepaid expenses and other assets                                     10,708                 (51,871)
          Refundable income taxes                                              (12,046)                      -
          Accounts payable and accrued expenses                                267,142                 (24,519)
          Deferred revenue                                                    (144,317)                 50,187
          Other, net                                                          (713,123)                121,101
                                                                           -----------             -----------
Net cash provided by (used in) operating activities                           (393,856)             (2,209,025)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized Software, Net                                                            -                 435,201
Purchase of property and equipment                                             (60,122)               (448,614)
Collection of Loans Receivable                                                  20,119                       -
Increase of Notes Receivable                                                   (26,293)                486,029
                                                                           -----------             -----------
Net cash provided by (used in) investing activities                            (66,296)                472,616

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                        249,826                 644,965
Sale of common stock                                                            53,701                 840,400
Proceeds from sale of option to purchase common stock                                                   46,750
                                                                                                             -
Proceeds from  Capital Leases                                                   82,563                       -
                                                                           -----------             -----------
Net cash provided by (used in) financing activities                            386,090               1,532,115

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (74,062)               (204,294)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                463,374                 837,649
                                                                           -----------             -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $   389,312             $   633,355
                                                                           ===========             ===========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                                        98,006                  19,514
Common stock issued in exchange for  services and compensation                  50,000                  87,100
Common stock issued in exchange for acquisitions                                                    43,137,500

                See accompanying notes and accountant's report.

                      CARNEGIE INTERNATIONAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB/A.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Carnegie International Corporation ("Company") and its wholly-owned subsidiaries, Talidan Limited , a British Virgin Islands corporation,; Profit Through Telecommunications (Europe) Limited, a United Kingdom corporation; Talidan USA t/a Victoria Station, a Florida corporation; Harbor City Corporation t/a ACC Telecom, a Maryland corporation; Voice Quest, Inc., a Florida corporation; RomNet Support Services, Inc., a Massachusetts corporation; Carnegie Communications, Inc., a Maryland corporation, Paramount International Telecommunciations, Inc. ("Paramount"), a Nevada Corporation and American Telephone & Computers, Inc., a Maryland Corporation.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Information
-------------------

During 2000 and 1999, the Company operated in two principal industries: telecommunications and restaurant. Telecommunications include the development and distribution of software, and telephone operations. Corporate and other includes unallocated corporate costs. The Company's foreign operations are conducted by Talidan and PTT.

                                                          Three Months Ended March 31,
Revenues from external customers:                          2000                  1999
 Telecommunications                                    $ 4,584,683            $ 3,023,848
 Restaurant                                                489,740                509,527
 Corporate                                                       -                      -
                                                       -----------            -----------
Total                                                  $ 5,074,423            $ 3,533,375
                                                       ===========            ===========

Interest expense:
 Telecommunications                                    $    95,687            $    16,059
 Restaurant                                                  2,319                      -
 Corporate                                                  42,809                 83,400
                                                       -----------            -----------
Total                                                  $   140,815            $    99,459
                                                       ===========            ===========

Depreciation and amortization:
 Telecommunications                                    $ 1,354,906            $   512,394
 Restaurant                                                  9,190                    729
 Corporate                                                  17,850                281,154
                                                       -----------            -----------
Total                                                  $ 1,381,946            $   794,277
                                                       ===========            ===========

Segment profit (loss) before taxes:
 Telecommunications                                    $  (946,579)           $  (311,343)
 Restaurant                                                (29,130)                32,731
 Corporate                                                (819,681)            (2,661,665)
                                                       -----------            -----------
Total                                                  $(1,795,390)           $(2,940,277)
                                                       ===========            ===========

Segment assets:
 Telecommunications                                    $46,057,384            $55,216,570
 Restaurant                                                184,974                330,958
 Corporate                                                 772,414              1,117,326
                                                       -----------            -----------
Total                                                  $47,014,772            $56,664,854
                                                       ===========            ===========

Expenditure for segment assets:
 Telecommunications                                    $    49,621            $   441,736
 Restaurant                                                 10,501                  6,878
 Corporate                                                       -                      -
                                                       -----------            -----------
Total                                                  $    60,122            $   448,614
                                                       ===========            ===========

The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment is based on physical location.

                                                          Three Months Ended March 31,
Revenues from external customers:                          2000                  1999
 United States                                         $ 4,317,426            $ 2,373,832
 Canada                                                    752,762                127,328
 Mexico                                                          -                829,799
 Brazil                                                          -                187,979
 United Kingdom                                              4,235                 14,437
                                                       -----------            -----------
Total                                                  $ 5,074,423            $ 3,533,375
                                                       ===========            ===========

Segment assets:
 U.S., net of intersegment receivables                 $43,671,524            $51,037,413
 Canada                                                     24,683                 24,683
 Mexico                                                          -                 59,675
 Brazil                                                      6,529                 74,975
 United Kingdom                                          3,312,036              5,468,108
                                                       -----------            -----------
Total                                                  $47,014,772            $56,664,854
                                                       ===========            ===========

NOTE B - SUBSEQUENT EVENTS

On April 28, 2000, the Company was informed by the staff of the SEC that it had cleared all comments on its 1997, 1998 and 1999 filing.

A market maker filed a 15c-211 on May 2, 2000 to list the Company's securities on the OTC Bulletin Board (CGYC). The market maker was informed that the application was accepted on May 3, 2000, and trading of the Company's securities resumed mid day on May 9, 2000.

During the week ended March 17, 2000, the Company entered into an agreement to issue 2 million shares of its restricted stock under a consulting agreement with Vadiari Group International dated July 15, 1998. (See Exhibit 10.22 which is incorporated by reference herein.)

The Company, in issuing the 2 million shares on April 7, 2000, have had 1 million shares held in escrow, since a dispute among the parties to receive the shares still exists. Even though the Company, at this time, does not know whether all of the 1 million shares in escrow will be delivered, an additional consulting fee expense of $316,044, for all of the 2 million shares issued, has been included in the financial statements for the quarter ended March 31, 2000. The $316,044 was calculated based on a 15% discount from the $0.375 closing priced on March 17, 2000 for the 2 million shares less the $321,356 previously recorded as a consulting fee expense in 1998.

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2000, the Company had a working capital deficit of $8,208,810 and an accumulated deficit of $27,350,213. Based upon the Company's plan of operation the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing. The Company believes that with the resumption of trading, additional equity and debt financing will be more readily available. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial conditions and result of operation.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         Three Months Ended March 31, 2000 and 1999


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of Company
----------------------

The Corporation is a holding company that operates a group of owned subsidiaries in the telecommunications, Internet support & computer service, and restaurant industry. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The Corporation's telecommunication's business includes the development of interactive voice response ("IVR") and voice recognition system software, telecommunication billing clearing services to hospitality, health care and pay-telephone industries for 0+ (credit card) & 0- (operator assisted) calls, the marketing of international long distance call traffic through the promotion of information and entertainment services, and the sale, installation and servicing of telephone equipment. The Internet and computer services include technical support services (help desk) for software and hardware, Internet support services including Web development and e-commerce. The Corporation's restaurant business consists of the ownership and operation of one restaurant located in the Miami, Florida area. A full description of the Company's subsidiaries are in the 1999 10-KSB/A filed on March 31, 2000

Forward Looking Statements
--------------------------

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

Results of Operations
---------------------

The Company's revenues for the three months ended March 31, 2000, increased by $1,541,048 to $5,074,423, as compared to $3,533,375 for the same period in 1999.
Loss from operations decreased $(1,396,127) to $(1,467,766) for the first three months of 2000, from $(2,863,893) during the three months ended March 31, 1999.

Cost of sales for the three months ended March 31, 2000 were $2,825,824, an increase of $1,159,094 from $1,666,730 during the same period in 1999. The increase is a result of the March 1, 1999, Paramount International Telecommunications, Inc. acquisition.

Operating expenses decreased $698,129 for the first three months of 2000 compared to the same period in 1999. Operating expenses as a percentage of revenues were 79.4% in the first three months of 2000 as compared to 133.8% in 1999. Selling, general and administrative decreased $101,842 for the first three months of 2000 to $2,334,419 from $2,436,261 during the three months ended March 31, 2000.

Other income and expenses for the three months ended March 31, 2000 resulted in net expenses of $(11,580) as compared to net expenses of $(76,384) during the previous three month period ended March 31,1999. The principal component of other expenses during the three months ended March 31,2000 was interest expense of $140,815, an increase of $41,356, or 41.5% from $99,459 during the three months ended March 31, 1999, and other income of $123,012, an increase of $103,761 from $19,251 during the three months ended March 31, 1999.

Liquidity and Capital Resources
-------------------------------

As of March 31,2000, the Company had a working capital deficit of $8,208,810 compared to a working capital deficit of $7,175,666 at December 31, 1999 a decrease in working capital of $1,033,144. The decrease in working capital was substantially due to the Company's collection of previously recognized receivables and increase in its bad debt allowance during the first three months of 2000 plus a one time consulting agreement expense. During the three months ended March 31, 2000 and 1999, the Company incurred a cash flow deficit from operating activities of $393,856 in 2000 as compared to a cash flow deficit of $2,209,025 for the same period in 1999. The Company invested $60,122 in equipment during the first three months of 2000 compared to $448,614 during the same period of 1999. The Company met its cash requirements during the first three months of 2000 through the borrowings of short term debt in the amount of $605,000. While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. There are no assurances the Company will be successful in this regard.

The Company is subject to several lawsuits that are discussed in detail below under Part ll, Item 1. Carnegie intends to vigorously defend the complaints, which have been filed against the Company and its officers and directors, as well as the consolidated complaint that may be filed later this year. Each of the complaints filed to date seeks monetary damages and other relief; however, none specifically allege a defined amount of damages. The Company believes it will be successful in the defense of these actions. There can be no assurance in this regard.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

On December 21,1998 Gloria Lucas, personal Representative of the Estate of John Charles Saah, brought suit against Carnegie, E. David Gable, Carnegie's Chairman, and David Pearl, a former officer of Carnegie, which was originally filed in the United States District Court for the Eastern District of Virginia, Alexandria Division, and has since been removed to the U.S. District Court for the Northern District of Maryland. This case stems from a series of contracts and negotiations resulting from the acquisition of ECAC by Grandname, the assignment to Carnegie and Carnegie's subsequent sale of ECAC. A Settlement Agreement was entered into and, a Dismissal with Prejudice only with respect to Carnegie has been filed with the Court. Payments have been made to the Plaintiff through the sale of Carnegie stock belonging to the Estate of John Charles Saah, which has been placed in escrow. Currently, there remains a balance due of approximately $126,000 plus a disputed amount of $130,654.

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

On November 16, 1999, Communications Intercambio Mundial, Inc. ("CIM"), Versatel Communications Corp. ("Versatel"), Edgardo Morelos ("Morelos"), and Lucio Rodriguez ("Rodriguez") filed a lawsuit against Paramount, Mike Eberle ("Eberle") and ATN Communications, Inc. ("ATN") alleging various claims related to a contract entered into between Paramount, CIM and Versatel on September 18,1997 for the provision of international long distance telephone services. Plaintiffs contend that they were not paid by Paramount all sums due under the contract that were allegedly paid to Paramount for long distance services provided, which they have asserted is a sum amounting to $2,194,920.41. Attorneys retained to represent Paramount, ATN, and Eberle have determined that all claims are defensible and that Plaintiffs' damage estimate is completely unsubstantiated. Plaintiffs' claims relate to allegations of fraudulent long distance calls made from Mexico by unknown third parties that are not attributable to Paramount, ATN or Eberle under the terms of the parties September 18, 1997. Pursuant to that agreement Plaintiffs were only entitled to receive payment on calls that were ultimately paid. These fraudulent calls concern long distance service charges that were not collected by Paramount or ATN from its end users. Furthermore, Plaintiffs CIM and Versatel actually received overpayments and loans from Paramount that were provided by Paramount or to Plaintiffs in an accounting statement forwarded to the latter in early December, 1999. The amount of the overpayments and loans received by CIM and Versatel are in excess of $1,350,000.00. Paramount intends to vigorously pursue an appropriate cross-action to seek return of these overpayments.

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

On February 29, 2000 the Company filed an action for damages against individuals who have used the Internet chat rooms to publish and propagate "false and misleading statements about the Company, its executives and its employees." The action was filed in the United States District Court for the District of Maryland. It is filed against individuals, whose legal identities are unknown and used screen names.

A subsidiary of Carnegie terminated one of its key employees, Mark Ortner, and although most issues have been resolved, no final agreement has been executed. Carnegie believes that this matter will be resolved through the completion of ongoing negotiations amicably without the assertion of any further claims or litigation; however there can be no assurances in this regard.

Shareholders Suits. The Corporation and various of its current officers and directors are parties to several lawsuits which purport to be class actions filed on behalf of non affiliates who purchased or acquired the Corporation's Common Stock in the period from September 15, 1998 to April 30, 1999. The first of these suits, typical of the others, was filed in the U.S. District Court for the District of Maryland on or about June 11, 1999, titled Alan Genut, individually and on behalf of all others similarly situated v. Carnegie International Corporation, et al., Civil No. L-99-1688. Four other lawsuits of like kind were filed by other plaintiffs in the same court.

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

On March 21, 2000, the Plaintiffs in the Maryland actions filed a consolidated complaint, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, 15 U.S.C. (S)(S) 78j(b) and 78t(a), as well as SEC Rule 10-b-5, 17 C.F.R. 240.10b-5. The consolidated complaint purports to be a class action filed on behalf of non affiliates who purchased or acquired the Corporations Common Stock in the period from September 15, 1998 to April 30, 1999. Under the schedule established by the United States District Court, the Company's response to the consolidated complaint was filed as a motion to dismiss on May 5, 2000. Certain other pre-trial proceedings have occurred, since the filing of the complaints.

Carnegie intends to vigorously defend the consolidated complaint which has been filed against the Company and its officers and directors. The complaint filed seeks monetary damages and other relief; however, none specifically allege a defined amount of damages. The Company filed its motion to dismiss the consolidated complaint for failure to state a cause of action on which relief may be granted on May 5, 2000. The filing of this motion will impose a stay of discovery, under the provisions of the PSLRA, at least until the Federal Court rules on any such motion.

The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken payment for the representation of all of the defendants, including current and former officers and directors of the Company, in the lawsuit.

Item 2. Changes in Securities.

During this reporting period the Company issued 250,000 restricted shares of common stock under Section 4 (2) of the Securities Act of 1933 to an accredited investor.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

Letter of Intent
----------------

In July, 1999, Paramount entered into a non-binding letter of intent to acquire all of the outstanding stock or assets of Federation of Associated Health Systems, Inc., a Texas corporation, an outside service provider to hospitals and other medical facilities of operated assisted ("0+") and credit card direct dial ("0-") phone services. There is no certainty that a definitive purchase agreement will be executed. A new Letter of Intent was signed between the parties on February 17, 2000. The Company and Federation are in the final stages of due diligence, although the Company expects this transaction to be completed, there can be no assurances.

10-KSB/A Filing and Suspension of Trading of Common Stock on AMEX
-----------------------------------------------------------------

On March 29, 1999 the SEC advised the Corporation of certain accounting comments to its previously filed Form 10-KSB/A. On April 27, 1999, the Corporation, in the belief that the accounting issues had been resolved, filed its annual report on Form 10-KSB. On April 28, 1999, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") and the Corporation's Common Stock began trading there. On April 29, 1999, the SEC advised the Corporation that it had questions regarding certain accounting issues and requested additional information. As a result of this SEC request, trading of the Corporation's Common Stock was suspended by AMEX pending resolution of such accounting issues. The issues have been discussed at length with the SEC and the Company has restated 1997 and 1998 audited consolidated financial statements reflecting such discussions, which are filed as part of Form 10-KSB/A for 1998 & 1999. (See 1998 & 1999 10-KSB/A for additional detailed information.)

The AMEX notified the Company on January 19, 2000 that the Exchange was filing its application to strike the Companies listing and registration with the Securities and Exchange Commission on that date. This is pursuant to Rule 12d2-2 under Section 12 of the Securities Exchange Act of 1934 effective at the opening of the trading session on January 31, 2000.

The assumptions supporting the current value of goodwill are:
The current intangible value at 3/31/00 is $39,300,202. The $39,300,202 value consists of Goodwill, Customer lists and assembled workforces. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1999 10-KSB/A for applicable periods of amortization. In order to assess the recoverability of the net Goodwill value, a cash flow is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired. Based on cash flow, no impairment of goodwill existed at 3/31/00, except for American Telephone and Computers, Inc., which was purchased for $25,000 on 4/6/99. Goodwill totaling $21,112 was impaired and charged to operating expense at 12/31/99.

Purchase Agreement Issues
-------------------------

The purchase agreement for ACC Telecom required quarterly payments of $50,000 per quarter over 5 years for a total of $1,000,000 of principal and interest. The first payment was due on the closing with quarterly payments starting on September 1, 1998. A payment was due on September 1, 1999, which was not made resulting in a balance of $800,000 due under this agreement. The company fully expects to make these payments in the future. The selling shareholders and the Company have a buy back/sell back agreement that could be invoked based on the marketability of MAVIS or cash flows. The buy back/sell back agreement has been mutually extended to March 3, 2001.

The purchase agreement for Paramount calls for payment due the Eberle Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date due to the trading halt. The Trust has agreed to accept monthly interest payments until trading resumes. At that time a payment schedule will be agreed upon.

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

Changes in Directors and Management
-----------------------------------

In January 2000 Arthur Abraham, Corporate Controller was appointed a Vice President of the Company.

Item 6. Exhibits and Reports on Form 8-K.

The Company filed an 8K & 8K/A's on the discharge of the Company's Auditor on dated 9/28, 10/13/,10/22 & 10/25 and incorporated by reference herein.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CARNEGIE INTERNATIONAL CORPORATION
                                    Registrant


     May 15, 2000                   By: /s/ Lowell Farkas
         Date                           -----------------------
                                        Lowell Farkas
                                        President and Chief Executive Officer


                                    By: /s/ Richard Greene
                                        -----------------------
                                        Richard Greene, CPA
                                        Corporate Secretary and Vice President,
                                        Acting Chief Financial Officer

                        INDEPENDENT ACCOUNTANT'S REPORT
                        -------------------------------


To the Stockholders and Board of Directors
Carnegie International, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Carnegie International, Inc. and Subsidiaries as of March 31, 2000, and the related statements of operations, comprehensive income (loss) and cash flows for the three months then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (C) to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (C). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, stockholders equity, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2000, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants



New York, New York
May 12, 2000