Form 10QSB
period 2000-06-30
CARNEGIE INTERNATIONAL CORP
filed 2000-08-14
CIK 311172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      For the period ended June 30, 2000



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


     Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 68,556,729 shares of Common Stock ($.001 par value) as of June 30, 2000.

     Transitional small business disclosure format:  Yes      No  X
                                                         ---     ---

                      CARNEGIE INTERNATIONAL CORPORATION

                    Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending June 30, 2000


                               Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited).

             Consolidated Statements of Losses: Three Months Ended June 30, 2000 and 1999; six months ended June 30, 2000 and 1999

             Consolidated Balance Sheets:
             June 30, 2000 and December 31, 1999

             Consolidated Statements of Cash Flows:
             Six months ended June 30, 2000 and 1999

             Notes to Consolidated Financial Statements:
             Six months ended June 30, 2000

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

Income Statement:

                      Carnegie International Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three months ended                     Six months ended
                                                               June 30,                              June 30,
                                                       2000               1999               2000               1999
                                                ------------------------------------------------------------------------
REVENUES
Operating                                           $ 4,231,671        $ 5,750,155        $ 8,896,330        $ 8,919,113
Sale of Service Contracts                               367,814            312,452            781,990            676,869
                                                ------------------------------------------------------------------------
                                                      4,599,485          6,062,607          9,678,320          9,595,982
COST OF SALES                                         2,453,825          3,981,714          5,275,229          5,648,444
                                                ------------------------------------------------------------------------
GROSS PROFIT                                          2,145,660          2,080,893          4,403,091          3,947,538
                                                ------------------------------------------------------------------------

OPERATING EXPENSES
Selling, General & Administrative                     2,706,915          3,654,526          5,037,631          6,090,787
Consulting Agreement                                          -                  -            316,044                  -
Third party equity based compensation                   150,469                  -            150,469                  -
Management Bonus                                              -                  -                  -          1,500,000
Depreciation and amortization                         1,387,183          1,601,657          2,769,130          2,395,934
                                                ------------------------------------------------------------------------
Total operating expenses                              4,244,567          5,256,183          8,273,274          9,986,721
                                                ------------------------------------------------------------------------
LOSS FROM OPERATIONS                                 (2,098,907)        (3,175,290)        (3,870,183)        (6,039,183)
                                                ------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest income                                           7,913            104,086             14,137            107,910
Interest expense                                       (180,752)           (23,609)          (320,594)          (123,068)
Other income                                             63,252             12,594            186,264             31,845
                                                ------------------------------------------------------------------------
Total other income (expense)                           (109,587)            93,071           (120,193)            16,687
                                                ------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                        (2,208,494)        (3,082,219)        (3,990,376)        (6,022,496)

INCOME TAXES (BENEFIT)                                        -                  -                  -                  -

LOSS FROM CONTINUING OPERATIONS                      (2,208,494)        (3,082,219)        (3,990,376)        (6,022,496)

Net Loss per common share (basic and assuming
 dilution)                                          $     (0.03)       $     (0.05)       $     (0.06)       $     (0.10)

Weighted average common shares outstanding -
 basic and diluted                                   63,522,923         62,791,530         61,916,779         60,618,944
                                                ------------------------------------------------------------------------

COMPREHENSIVE LOSS:
  Net Loss                                           (2,208,494)        (3,082,219)        (3,990,376)        (6,022,496)
  Foreign currency translation                                -                 98                  -                226
                                                ------------------------------------------------------------------------
COMPREHENSIVE LOSS                                  $(2,208,494)       $(3,082,121)       $(3,990,376)       $(6,022,270)
                                                ========================================================================

Consolidated Balance Sheet:

                      Carnegie International Corporation
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                            June 30,                          December 31,
                                                                              2000                                1999
                                                                          ------------                       -------------
ASSETS
Current Assets:
 Cash and equivalents                                                     $    425,665                       $    463,374
 Accounts receivable, net of allowance for doubtful accounts                 2,206,776                          2,634,755
 Loan receivable                                                                                                  104,119
 Note receivable                                                               369,435                                  -
 Inventory, at cost                                                            441,835                            353,993
 Prepaid expenses                                                               78,747                            123,309
                                                                          ------------                       ------------

Total current assets                                                         3,522,458                          3,679,550
Property and equipment, less accumulated depreciation                        1,210,092                          1,258,026
Software development costs, less accululated amortization                    2,709,487                          3,728,695
Other Assets:
Intangible assets, less accumulated amortization                            38,585,745                         39,720,405
 Due from related parties                                                            -                             21,244
 Due from former Subsidiaries                                                                                     206,112
Other Assets                                                                   149,770                             28,552
                                                                          ------------                       ------------

                                                                          $ 46,177,552                       $ 48,642,584
                                                                          ============                       ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
 Notes Payable                                                            $     85,558                       $    159,000
 Advance on Stock purchases                                                    250,000                            641,000
 Current Maturities of long term debt                                          347,957                            891,562
 Current Maturities of notes payable to stockholders & affiliates            1,698,373                          1,546,382
 Deferred revenue                                                              113,043                             20,519
 Accounts payable and accrued liabilities                                    6,819,379                          7,596,753
                                                                          ------------                       ------------

Total current liablities                                                     9,314,310                         10,855,216

Long-term debt to stockholders & affiliates, less current maturities         1,019,704                          1,001,974
                                                                          ------------                       ------------

Total Liabilities                                                           10,334,014                         11,857,190
                                                                          ------------                       ------------

Stockholders' Equity:
 Convertible preferred stock par value, Series A, B, E, F and G,
 $1.00 par value per share; 40,000,000 shares authorized;
 624,100 issued at June 30, 2000 and 274,100 issued at June 30, 1999           624,100                            274,100

 Common stock, no par with a stated value of $.01 per share;
 110,000,000 shares authorized; 71,334,748 issued and
 68,556,729 outstanding at June 30, 2000; 63,341,354 issued
 and 59,288,335 outstanding at June 30, 1999                                   750,907                            629,595

Additional paid-in capital                                                  65,293,355                         62,721,886
Accumulated Deficit                                                        (29,545,200)                       (25,554,823)
Foreign currency translation adjustment                                          1,376                             (4,364)
                                                                          ------------                       ------------

                                                                            37,124,538                         38,066,394
Less treasury stock, at cost                                                (1,281,000)                        (1,281,000)
                                                                          ------------                       ------------

Stockholders' equity                                                        35,843,538                         36,785,394

                                                                          $ 46,177,552                       $ 48,642,584
                                                                          ============                       ============

Consolidated Statements of Cash Flow:

                      Carnegie International Corporation
                     Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                                      Six months ended June 30
                                                                             2000                                1999
                                                                            ------                              ------
Increase (decrease) in cash equivalents:

Cash flows from operating activities

  Net Loss                                                                $(3,990,376)                       $(6,022,496)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

 Depreciation and amortization                                              2,769,130                          2,395,934
 Issuance of warrants as compensation                                         150,469                                  -
 Accounts receivable                                                          427,979                         (1,146,065)
 Due from Affiliates                                                           21,244                          1,378,796
 Inventory                                                                    (87,842)                          (371,259)
 Prepaid expenses & other assets                                               32,516                            (71,199)
 Refundable income taxes                                                      (12,046)                                 -
 Accounts payable and accrued expenses                                       (777,375)                           874,913
 Deferred revenue                                                            (163,142)                            (1,068)
 Other, net                                                                 1,235,767                           (175,244)
                                                                          -----------                        -----------
Net cash provided by (used in) operations                                    (393,676)                        (3,137,688)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                                           (96,481)                          (295,075)
 Capitalized software, net                                                          -                            566,370
 Collection of Loans receivable                                               104,119
 Increase of Notes receivable                                                (163,323)                         1,058,224
                                                                          -----------                        -----------
Net cash provided by (used in) investing activities                          (155,685)                         1,329,629

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of notes payable                                     (362,684)                           969,603
 Proceeds from Capital Leases                                                 171,024
 Proceeds of advance on Stock Purchases                                      (391,000)
 Sale of common stock                                                         121,312                            840,400
 Proceeds from sale of option to purch common stk                             973,000                             46,750
                                                                          -----------                        -----------
Net cash provided by (used in) financing activities                           511,652                          1,856,753

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                           (37,709)                            48,584
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               463,374                            837,649
                                                                          -----------                        -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $   425,665                        $   886,233
                                                                          ===========                        ===========


SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                                      140,308                             36,309
Common stock issued in exchange for services & compensation                 1,928,629                            132,529
Common stock issued in exchange for acquisition                                     0                         43,137,500
Convertible preferred shares issued in exchange for acquisition               350,000                                  -

                      CARNEGIE INTERNATIONAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30,2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB/A.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Carnegie International Corporation ("Company") and its wholly-owned subsidiaries, Talidan Limited , a British Virgin Islands corporation,; Profit Through Telecommunications (Europe) Limited, a United Kingdom corporation; Talidan USA t/a Victoria Station, a Florida corporation; Harbor City Corporation t/a ACC Telecom, a Maryland corporation; Voice Quest, Inc., a Florida corporation; RomNet Support Services, Inc., a Massachusetts corporation; Carnegie Communications, Inc., a Maryland corporation, Paramount International Telecommunciations, Inc. ("Paramount"), a Nevada Corporation, American
Telephone & Computers, Inc., a Maryland Corporation and Federation of Associated Health Systems, Inc., a Texas Corporation.

All significant intercompany accounts and transactions have been eliminated in consolidation.

SEGMENT INFORMATION

During 2000 and 1999, the Company operated in the following principal industries:

a.  Telecomunications
b.  Restaurant

Telecommunications include the development and distribution of software and telephone operations. Corporate and other includes unallocated corporate costs. The Company's foreign operations are conducted by Talidan and PTT.

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                          ---------------------------    ---------------------------
                                              2000           1999            2000            1999
                                          -----------    -----------     -----------     -----------
Revenue from external customers:
 Telecommunications                       $ 4,166,159    $ 5,575,493     $ 8,746,574     $ 8,599,341
 Restaurant                                   433,326        487,114         931,746         996,641
 Corporate                                         -                              -               -
                                          -----------    -----------     -----------     -----------
Total                                     $ 4,599,485    $ 6,062,607     $ 9,678,320     $ 9,595,982
                                          ===========    ===========     ===========     ===========

Interest expense:
 Telecommunications                       $   106,989    $     3,413     $   201,703     $    19,472
 Restaurant                                     4,639         13,260           6,958          13,260
 Corporate                                     69,124          6,936         111,933          90,336
                                          -----------    -----------     -----------     -----------
Total                                     $   180,752    $    23,609     $   320,594     $   123,068
                                          ===========    ===========     ===========     ===========

Depreciation and amortization:
 Telecommunications                       $ 1,347,338    $   403,392     $ 2,702,244     $   915,786
 Restaurant                                    18,380              -          27,571             729
 Corporate                                     21,465      1,198,265          39,315       1,479,419
                                          -----------    -----------     -----------     -----------
Total                                     $ 1,387,183    $ 1,601,657     $ 2,769,130     $ 2,395,934
                                          ===========    ===========     ===========     ===========

Segment profit (loss) before taxes:
 Telecommunications                       $(1,160,381)   $  (328,101)    $(2,093,456)    $  (639,444)
 Restaurant                                   (14,534)         4,359         (43,665)         37,090
 Corporate                                 (1,033,580)    (2,758,477)     (1,853,256)     (5,420,142)
                                          -----------    -----------     -----------     -----------
Total                                     $(2,208,494)   $(3,082,219)    $(3,990,376)    $(6,022,496)
                                          ===========    ===========     ===========     ===========

Segment assets:
 Telecommunications                       $45,210,095    $12,553,141     $45,210,095     $12,553,141
 Restaurant                                   165,566        376,943         165,566         376,943
 Corporate                                    801,891     43,097,009         801,891      43,097,009
                                          -----------    -----------     -----------     -----------
Total                                     $46,177,552    $56,027,093     $46,177,552     $56,027,093
                                          ===========    ===========     ===========     ===========

Expenditure for segment assets:
 Telecommunications                       $    36,359    $    47,593     $    85,980     $   282,912
 Restaurant                                         -              -          10,501               -
 Corporate                                                     5,385               -          12,163
                                          -----------    -----------     -----------     -----------
Total                                     $    36,359    $    52,978     $    96,481     $   295,075
                                          ===========    ===========     ===========     ===========

The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment is based on physical location.

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                          ---------------------------    ---------------------------
                                              2000           1999            2000            1999
                                          -----------    -----------     -----------     -----------
Revenues from external customers:
 United States                            $ 4,178,424    $ 5,935,643     $ 8,500,262     $ 9,266,602
 Canada                                       417,000              -       1,169,762               -
 Mexico                                             -              -               -               -
 Brazil                                             -        113,176               -         301,155
 United Kingdom                                 4,061         13,788           8,296          28,225
                                          -----------    -----------     -----------     -----------
Total                                     $ 4,599,485    $ 6,062,607     $ 9,678,320     $ 9,595,982
                                          ===========    ===========     ===========     ===========

Segment assets:
 U. S., net of intersegment receivables   $43,317,958    $50,551,313     $43,317,958     $50,551,313
 Canada                                        24,683              -          24,683               -
 Mexico                                             -              -               -               -
 Brazil                                         6,530         98,078           6,530          98,078
 United Kingdom                             2,828,381      5,377,702       2,828,381       5,377,702
                                          -----------    -----------     -----------     -----------
Total                                     $46,177,552    $56,027,093     $46,177,552     $56,027,093
                                          ===========    ===========     ===========     ===========

NOTE B - SUBSEQUENT EVENTS

On July 20, 2000 the Company acquired the assets of TeleResources, Inc., of Elmhurst, Illinois an interconnect and telecom reseller, from its senior creditor. The Company purchased the business for 350,000 restricted shares of the Company, plus warrants with strike prices of $1.75 and $2.25.

On July 27, 2000 The Company through its wholly owned subsidiary Talidan, Limited agreed to accept 600,000 shares of the Companies shares as the full and final payment of an outstanding debt between Talidan Limited and Westshire Trading Company Inc. The Company had taken a reserve of $1,115,478.00 which was the balance due on 12/31/99 in 1999.

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2000, the Company had a working capital deficit of $5,791,852 and an accumulated deficit of $29,545,200. Based upon the Company's plan of operation the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing. The Company believes that since the resumption of trading, additional equity and debt financing will be more readily available. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial conditions and result of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2000 and 1999

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of Company
----------------------

The Corporation is a holding company that operates a group of owned subsidiaries in the telecommunications, Internet support & computer service, and restaurant industries. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The Corporation's telecommunications business includes the development of interactive voice response ("IVR") and voice recognition system software, telecommunication billing clearing services to hospitality, health care and pay-telephone industries for 0+ (credit card) & 0- (operator assisted) calls, the marketing of international long distance call traffic through the promotion of information and entertainment services, and the sale, installation and servicing of telephone equipment. The Internet and computer services include technical support services (help desk) for software and hardware, Internet support services including Web development and e-commerce. The Corporation's restaurant business consists of the ownership and operation of one restaurant located in the Miami, Florida area. A full description of the Company's subsidiaries are in the 1999 10-KSB/A filed on March 31, 2000

Forward Looking Statements
--------------------------

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

Results of Operations
---------------------

The Company's revenues for the six months ended June 30, 2000, increased by $82,338 to $9,678,320 as compared to $9,595,982 for the same period in 1999. Loss from operations decreased $(2,169,000) to $(3,870,183) for the first six months of 2000, from $(6,039,183) during the six months ended June 30, 1999.

Cost of sales for the six months ended June, 2000 were $5,275,229, a decrease of $373,215 from $5,648,444 during the same period in 1999.

Operating expenses decreased $1,713,447 for the first six months of 2000 compared to the same period in 1999. Operating expenses as a percentage of revenues were 85.5% in the first six months of 2000 as compared to 104.1% in 1999. Selling, general and administrative decreased $1,053,156 to $5,037,631 from $6,090,787 during the six months ended June 30, 2000.

Other income and expenses for the six months ended June 30, 2000 resulted in net expenses of $(120,193) as compared to net income of $16,687 during the six month period ended June 30,1999. The principal component of other expenses during the six months ended June 30,2000 was interest expense of $320,594, an increase of $197,526, or 160.5% from $123,068 during the six months ended June 30, 1999, and other income of $186,264, an increase of $154,419 from $31,845 during the six months ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, the Company had a working capital deficit of $5,791,852 compared to a working capital deficit of $7,175,666 at December 31, 1999 an increase in working capital of $1,383,814. The increase in working capital was substantially due to the Company's conversion of debt to equity. During the six months ended June 30, 2000 and 1999, The Company incurred a cash flow deficit from operating activities of $393,676 in 2000 as compared to a cash flow deficit of $3,137,688 for the same period in 1999. The Company invested $96,481 in equipment during the first six months of 2000 compared to $295,075 during the same period of 1999. The Company met its cash requirements during the first six months of 2000 through the borrowings of short term debt and the issuance of common stock and options to purchase common stock. While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. There are no assurances the Company will be successful in this regard.

The Company is subject to several lawsuits that have been discussed in detail in prior filings as well those filed since our last filing. Below under Part II,
Item 1. are material updates to prior Carnegie disclosed actions against the Company as well as several new or changes to actions against the Company and in one case actions by the Company. The Company intends to vigorously defend the complaints, which have been filed against the Company and in at least one case against its officers and directors. Each of the complaints filed to date seeks monetary damages and other relief; however, none specifically allege a defined amount of damages. The Company believes it will be successful in the defense of these actions. There can be no assurance in this regard.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
---------------------------

As Carnegie has previously disclosed, a  purported shareholder action entitled In re Carnegie International Corporation Securities Litigation, Civ.
         --------------------------------------------------------------
No. L-99-1688, was instituted in the United States District Court for the District of Maryland in June 1999. Carnegie filed a motion to dismiss the complaint for failure to state a cause of action on which relief may be granted on May 5, 2000. A hearing on Carnegie's motion to dismiss is scheduled for September 22, 2000.

On or about April 28, 2000, in a separate action entitled Lipsitz, et al. v.
                                                          ------------------
Grant Thornton, LLP, Civil Action No. L00CV1233, also in the United States
-------------------
District Court for the District of Maryland, Carnegie shareholders brought similar securities claims against Grant Thornton, Carnegie's auditor. This action, for certain limited purposes, has been consolidated with the shareholder action against Carnegie, described above. Grant Thornton filed a Third Party Complaint for contribution and breach of engagement agreement against Carnegie, Lowell Farkas and David Gable. Motions to dismiss have been filed with respect to all claims in the Lipsitz action by Carnegie and Grant Thornton, and are also
                     -------
scheduled for a hearing on September 22, 2000.

On May 23, 2000, Carnegie filed a complaint against Grant Thornton and Arthur Flach, its Managing Partner, in the Circuit Court for Baltimore City, Maryland, Civil Action No. 24-C-00-00239, alleging that Grant Thornton was negligent in its performance of auditing and accounting services for Carnegie. The Complaint also alleges counts of fraud and deceit, breach of trust, interference with business relations, fraudulent inducement, excess fees, breach of contract and defamation. Grant Thornton has filed a motion to stay proceedings in the state court due to the pendency of the federal shareholder action described above. A hearing on Grant Thornton's motion to stay is scheduled for August 22, 2000.

The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken payment for the representation of all of the defendants, including current and former officers and directors of the Company, in the lawsuit. The Company's insurer has advised the Company in writing that the insurer has reserved its rights under the policy and that the insurer intends to commence arbitration under the policy, in which the insurer may seek to rescind the policy. The Company has informed the insurer that it disputes the insurer's claim, that the Company desires mediation of any dispute that may exist and that rescission of the policy is unwarranted. No further action has been taken by either party.

The Company is subject to several lawsuits that have been disclosed in prior filings.The Company believes it will be successful in the defense of these actions. There can be no assurance in this regard.

Item 2. Changes in Securities.

During this reporting period the Company issued 8,125,214 of restricted common stock for a total of $3,388,628 for cash, payment of services and conversion of debt to equity. All of such restricted securities were issued in reliance upon the exemption from registration under section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

On April 28, 2000, the Company was informed by the staff of the SEC that it had cleared all comments on its 1998 and 1999 filing.

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

On June 1, 2000 the Company and its Paramount International Telecommunications, Inc., subsidiary acquired Federation of Associated Heath Systems, Inc., of San Antonio, Texas. The purchase price was $3.5 million dollars worth of Carnegie shares at a strike price of $1.00 plus additional compensation based on the performance of Federation for years two and three.

On July 7,2000 the Company entered into a Letter of Intent to acquire the business of ARC Communications of Piscataway, New Jersey. ARC is a remanufacture of telephone products, primarily Lucent, as well as, a full service interconnect business. Although the Company expects this transaction to be completed, there can be no assurances.

On July 20,2000 the Company entered into a Letter of Intent to acquire the business of Teleservies, Inc of Nashville, Tennessee. Teleservices is an interconnect company servicing hotels with Mitel systems. Although the Company expects this transaction to be completed, there can be no assurances.

The assumptions supporting the current value of goodwill are:
The current intangible value at 6/30/00 is $39,300,202. The $39,300,202 value consists of Goodwill, Customer lists and assembled workforces. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1999 10-KSB/A for applicable periods of amortization. In order to assess the recoverability of the net Goodwill value, a cash flow is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired. Based on cash flow, no impairment of goodwill existed at 6/30/00, except for American Telephone and Computers, Inc., which was purchased for $25,000 on 4/6/99. Goodwill totaling $21,112 was impaired and charged to operating expense at 12/31/99.

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

The purchase agreement for Paramount calls for payment due the Eberle Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date due to the trading halt. The Trust has agreed to accept monthly interest payments until a time a payment schedule will be agreed upon.

Changes in Directors
--------------------

On June 5, 2000, Steven R. Wood and William M. Reffett became members of Carnegie's Board of Directors.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CARNEGIE INTERNATIONAL CORPORATION
                                   Registrant


August 14, 2000                    By: /s/ Lowell Farkas
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