Form 10QSB
period 2000-09-30
CARNEGIE INTERNATIONAL CORP
filed 2000-11-14
CIK 311172

CARNEGIE INTERNATIONAL CORP - 10QSB - Quarterly Report    Date Filed: 11/10/2000
--------------------------------------------------------------------------------



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                    For the period ended September 30, 2000



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

                                (410) 785-7400
                           Issuer's Telephone Number


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days . Yes   X
                                                                        -----
No _____

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 70,013,708 shares of Common
               Stock ($.001 par value) as of September 30, 2000.

         Transitional small business disclosure format:  Yes _____  No    X
                                                                        -----

CARNEGIE INTERNATIONAL CORPORATION

Quarterly Report on Form 10QSB for the
Quarterly Period Ending September 30, 2000

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

Consolidated Statements of Losses: Three Months Ended September 30, 2000 and 1999 nine months ended September 30, 2000 and 1999

Consolidated Balance Sheets:
September 30, 2000 and December 31, 1999

Consolidated Statements of Cash Flows:

CARNEGIE INTERNATIONAL CORP - 10QSB - Quarterly Report   Date Filed: 11/14/2000
--------------------------------------------------------------------------------

Nine months ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements:
Nine months ended September 30, 2000

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

Income Statement:



                      Carnegie International Corporation

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                            Three months                                Nine months
                                                                ended                                      ended
                                                            September 30,                              September 30,
                                                    2000                   1999                  2000                 1999
     REVENUES
       Operating                                 $ 3,480,789           $ 6,627,452           $12,377,119          $15,546,565

       Sale of Service Contracts                     332,606               351,173             1,114,596            1,028,042
                                                 -----------           -----------           -----------          -----------
                                                   3,813,395             6,978,625            13,491,715           16,574,607
     COST OF SALES
       Operating                                     944,126             2,573,078             5,809,655            7,062,824

       Sale of Service Contracts                     199,988               230,896               609,688              678,177
                                                 -----------           -----------           -----------          -----------
                                                   1,144,114             2,803,974             6,419,343            7,741,001

     GROSS PROFIT                                  2,669,281             4,174,651             7,072,372            8,833,606

      OPERATING EXPENSES
        Selling, General & Administrative          2,876,671             4,905,131             7,674,639           10,315,570
        Professional Fees                             31,214               208,235               270,879            1,600,000
        Consulting Agreement                               -                     -               316,044                    -
        Third Party Equity Based Compensation              -                     -               150,469                    -
        Management Bonus                                   -                     -                     -            1,500,000
        Impairment Expense                            20,000                     -                20,000                    -
        Depreciation and amortization              1,376,720             1,224,654             4,145,850            3,620,588
                                                 -----------           -----------           -----------          -----------
      Total operating expenses                     4,304,605             6,338,020            12,577,881           17,036,158
                                                 -----------           -----------           -----------          -----------
      LOSS FROM OPERATIONS                        (1,635,324)           (2,163,369)           (5,505,509)          (8,202,552)

      OTHER INCOME (EXPENSE)
        Interest income                                5,894                11,229                20,030              119,139
        Interest expense                            (152,348)              (53,862)             (472,941)            (176,930)
        Other income                                (144,712)               26,651                41,552               58,496
                                                 -----------           -----------           -----------          -----------
      Total other income (expense)                  (291,166)              (15,982)             (411,359)                 705
                                                 -----------           -----------           -----------          -----------

      LOSS FROM CONTINUING OPERATIONS BEFORE      (1,926,490)           (2,179,351)           (5,916,868)          (8,201,847)
       INCOME TAXES

      INCOME TAXES (BENEFIT)                               -                     -                     -                    -

      LOSS FROM CONTINUING OPERATIONS             (1,926,490)           (2,179,351)           (5,916,868)          (8,201,847)

      Net Loss per common share (basic and       $     (0.03)          $     (0.03)          $     (0.09)         $     (0.13)
       assuming dilution)

      Weighted average common shares              69,401,539            62,792,034            64,429,927           61,351,268
       outstanding - basic and diluted


      COMPREHENSIVE LOSS:
        Net Loss                                  (1,926,490)           (2,179,351)           (5,916,868)          (8,201,847)
        Foreign currency translation                       -                  (181)                    -                  226
                                                 -----------           -----------           -----------          -----------
      COMPREHENSIVE LOSS                          (1,926,490)          $(2,179,532)          $(5,916,868)         $(8,201,621)
                                                 ===========           ===========           ===========          ===========

Note: 1999 three and nine month periods were restated to conform to current period reporting.

CARNEGIE INTERNATIONAL CORP - 10QSB - Quarterly Report    Date Filed: 11/10/2000
--------------------------------------------------------------------------------


                      Carnegie International Corporation

                          Consolidated Balance Sheets

                                                                September 30           December 31,
                                                                    2000                  1999
                                                                (Unaudited)
                                                                -----------------------------------
ASSETS
Current Assets:
 Cash and equivalents                                            $    188,162          $    463,374
 Accounts receivable, net of allowance for doubtful accounts        2,429,103             2,634,755
 Loan receivable                                                            -               104,119
 Note receivable                                                      427,768                     -
 Inventory, at cost                                                   509,797               353,993
 Prepaid expenses                                                     106,995               123,309
                                                                -----------------------------------
Total current assets                                                3,661,825             3,679,550
Property and equipment, less accumulated depreciation               1,299,847             1,258,026
Software development costs, less acculuated amortization            2,275,239             3,728,695
Other Assets:
 Intangible assets, less accumulated amortization                  38,086,886            39,720,405
 Due from related parties                                              79,197                21,244
 Due from former Subsidiaries                                               -               206,112
 Security deposits and other assets                                   148,359                28,552
                                                                -----------------------------------
Total Other Assets                                                 38,314,442            39,976,313

Total Assets                                                     $ 45,551,353          $ 48,642,584
                                                                 ==================================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
 Notes Payable                                                   $          -          $    159,000
 Advance on Stock Purchases                                           250,000               641,000
 Current Maturities of long term debt                                 234,154               891,562
 Current Maturities of notes payable to stockholders & affiliates   1,420,413             1,546,382
 Deferred revenue                                                      67,458                20,519
 Accounts payable and accrued liabilities                           7,593,379             7,596,753
                                                                -----------------------------------
Total current liabilities                                           9,565,404            10,855,216

Long Term Liabilities
 LT debt to stockholders & affiliates, less current maturities      1,052,865               696,899
 Notes Payable                                                        276,592               305,075
 Advance on Stock purchases
                                                                 ----------------------------------
Total Long Term Liabilities                                         1,329,457             1,001,974

Total Liabilities                                                  10,894,861            11,857,190

Stockholders' Equity:

Stockholders' Equity:
Convertible Preferred stock par value,
Series A, B, E, F and G, $1.00 par value per share;
40,000.000 shares authorized; 624,100 issued at December 30, 1999     624,100               274,100

Common stock, no par with a stated value at $.01 per share;
110,000,000 outstanding at September 30, 2000; 62,959,524 issued
and 61,678,574 outstanding at December 30, 1999                       727,917               629,595

Additional paid-in capital                                         66,050,994            62,721,886

Retained earnings                                                 (31,471,692)          (25,564,823)

Foreign currency translation adjustment                                 6,173                (4,364)
                                                                 ----------------------------------
Less treasury stock, at cost                                       35,937,492            38,068,354
                                                                   (1,281,000)           (1,281,000)
                                                                 ----------------------------------

Stockholders' euqity                                               34,656,492            36,785,394

Total Liabilities & stockholders Equity                           $45,551,353            48,642,584
                                                                  =================================

Consolidated Statements of Cash Flow:



                      Carnegie International Corporation
                     Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                              Nine months ended September 30,
                                                                  2000               1999
                                                                  ----               ----
Increase (decrease) in cash and equivalents:

Cash flows from operating activities
  Net loss                                                    (5,916,868)        (8,201,847)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                4,145,850          3,620,588
  Issuance of warrants as compensation                           154,619                  -
  Accounts receivable                                            231,862         (1,192,122)
  Due from affiliates                                            148,159          1,395,299
  Inventory                                                     (155,804)          (441,453)
  Prepaid expenses & other assets                               (103,493)          (126,969)
  Refundable income taxes                                        (12,046)                 -
  Accounts payable and accrued expenses                           (3,374)         1,670,009
  Deferred revenue                                                46,939             28,193
  Other, net                                                     831,789           (835,501)
                                                              ----------        -----------
Net cash (used in) operations                                   (632,367)        (4,083,803)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (482,999)          (789,154)
  Capitalized software, net                                            -            849,970
  Collection of Loans receivable                                 104,119                  -
  Increase of Notes receivable                                  (221,656)         1,058,224
                                                              ----------        -----------
Net cash provided by (used in) investing activities             (600,536)         1,119,040

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                       (433,882)         1,837,093
  Proceeds from Capital Leases                                   344,511                  -
  Proceeds of advance on Stock Purchases                        (391,000)                 -
  Sale of common stock                                           465,062            840,400
  Proceeds from sale of option to purchase common
  stock                                                          973,000             46,750
                                                              ----------        -----------
Net cash provided by financing activities                        957,691          2,724,243

NET (DECREASE) IN CASH AND CASH EQUIV                           (275,212)          (240,520)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  463,374            837,649
                                                              ----------        -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        188,162            597,129
                                                              ==========        ===========
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                         306,532             56,049
Common stock issued in exchange for services &
 compensation                                                  1,933,629            132,529
Common stock issued in exchange for acquisition                  350,000         43,137,500
Convertible Preferred shares issued in exchange for
 acquisition                                                     350,000                  -

                      CARNEGIE INTERNATIONAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000


                                  (UNAUDITED)

CARNEGIE INTERNATIONAL CORP - 10QSB - QUARTERLY REPORT     Date Filed 11/10/2000
--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB/A.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Carnegie International Corporation ("Company") and its wholly-owned subsidiaries, Talidan Limited, a British Virgin Islands corporation,; Profit Through Telecommunications (Europe) Limited, a United Kingdom corporation; Talidan USA t/a Victoria Station, a Florida corporation; Harbor City Corporation t/a ACC Telecom, a Maryland corporation; Voice Quest, Inc., a Florida corporation; RomNet Support Services, Inc., a Massachusetts corporation; Carnegie Communications, Inc., a Maryland corporation, Paramount International Telecommunications, Inc. ("Paramount"), a Nevada Corporation, American Telephone & Computers, Inc., a Maryland Corporation and Federation of Associated Health Systems, Inc., a Texas Corporation.

All significant intercompany accounts and transactions have been eliminated in consolidation.

SEGMENT INFORMATION

During 2000 and 1999, the Company operated in the following principal industries;

a.  Telecommunications
b.  Restaurant

Telecommunications include the development and distribution of software and telephone operations.
Corporate and other includes unallocated corporate costs.
The Company's foreign operations are conducted by Talidan and PTT.

                                          Three Months Ended Sept 30,             Nine Months Ended Sept 30,
                                       -----------------------------------    -----------------------------------
Revenues from external customers:          2000                    1999           2000                    1999
                                       -----------             -----------    -----------             -----------
  Telecommunications                   $ 3,455,570             $ 6,548,248    $12,202,144             $15,147,589
  Restaurant                               357,825                 430,377      1,289,571               1,427,018
  Corporate                                      -                       -              -                       -
                                       -----------             -----------    -----------             -----------
Total                                  $ 3,813,395             $ 6,978,625    $13,491,715             $16,574,607
                                       ===========             ===========    ===========             ===========

Interest expense:
  Telecommunications                   $    75,736             $    17,822    $   277,438             $    37,294
  Restaurant                                 3,720                   4,402         10,678                  17,662
  Corporate                                 72,892                  31,638        184,825                 121,974
                                       -----------             -----------    -----------             -----------
Total                                  $   152,348             $    53,862    $   472,941             $   176,930
                                       ===========             ===========    ===========             ===========

Depreciation and amortization:
  Telecommunications                   $ 1,336,104             $   467,885    $ 4,038,348             $ 1,383,671
  Restaurant                                (5,155)                 37,810         22,416                  38,539
  Corporate                                 45,771                 718,959         85,086               2,198,378
                                       -----------             -----------    -----------             -----------
Total                                  $ 1,376,720             $ 1,224,654    $ 4,145,850             $ 3,620,588
                                       ===========             ===========    ===========             ===========

Segment profit (loss) before taxes:
  Telecommunications                   $(1,069,952)            $  (749,835)   $(3,153,408)            $(1,389,279)
  Restaurant                              (156,212)                (46,055)      (199,876)                 (8,965)
  Corporate                               (700,326)             (1,383,461)    (2,563,584)             (6,803,603)
                                       -----------             -----------    -----------             -----------
Total                                  $(1,926,490)            $(2,179,351)   $(5,916,868)            $(8,201,847)
                                       ===========             ===========    ===========             ===========

Segment assets:
  Telecommunications                   $44,504,751             $12,742,988    $44,504,751             $12,742,988
  Restaurant                               156,382                 364,757        156,382                 364,757
  Corporate                                890,220              42,455,263        890,220              42,455,263
                                       -----------             -----------    -----------            ------------
Total                                  $45,551,353             $55,563,008    $45,551,353             $55,563,008
                                       ===========             ===========    ===========             ===========

Expenditure for segment assets:
  Telecommunications                   $   258,920             $   494,079    $   344,900             $   776,991
  Restaurant                                 8,103                       -         18,604                       -
  Corporate                                119,495                       -        119,495                  12,163
                                       -----------             -----------    -----------             -----------
Total                                  $   386,518             $   494,079    $   482,999             $   789,154
                                       ===========             ===========    ===========             ===========

The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment is based on physical location.

                                              Three Months Ended Sept 30,       Nine Months Ended Sept 30,
                                            -----------------------------      ------------------------------
Revenues from external customers:               2000             1999              2000               1999
                                            -----------      ------------      -----------        -----------
  United States                             $ 3,417,702      $ 6,913,221       $11,917,964        $16,179,823
  Canada                                        393,003                -         1,562,765                  -
  Mexico                                              -                -                 -                  -
  Brazil                                              -           26,259                 -            327,414
  United Kingdom                                  2,690           39,145            10,986             67,370
                                            -----------      -----------       -----------        -----------
Total                                       $ 3,813,395      $ 6,978,625       $13,491,715        $16,574,607
                                            ===========      ===========       ===========        ===========
Segment assets:
  U.S., net of intersegment receivables     $43,150,431      $50,094,006       $43,150,431        $50,094,006
  Canada                                         24,683                -            24,683                  -
  Mexico                                              -                -                 -                  -
  Brazil                                              -           89,565                 -             89,565
  United Kingdom                              2,376,239        5,379,437         2,376,239          5,379,437
                                            -----------      -----------       -----------        -----------
Total                                       $45,551,353      $55,563,008       $45,551,353        $55,563,008
                                            ===========      ===========       ===========       ============

NOTE B - SUBSEQUENT EVENTS

On November 1, 2000, the Company announced that ARC Telecom and Teleservices have agreed to finalize the documentation for the proposed acquisition by the Company. These transactions are not expected to close until after the first of the year. The Company can give no assurances that ether will close at that time.

The Company also announced on November 1, 2000, that its agreement with Williams, Rosen and Wall, LLC. will not be completed. The Company has reason to now believe, as a result of a lack of any recent communications from Michael J. Edison, Manager of Williams, Rosen and Wall, LLC, and the person who represented to the Company that he was to be the source of funds, that Williams, Rosen and Wall, LLC. may not have had the ability to provide the funding as agreed. The Company notes that before the Company entered into the financing agreement, it undertook all reasonable steps, and performed significant due diligence and review of Mr. Edison's background, including receiving confirmation from references such as investment bankers, former and current business associates and attorneys of Mr. Edison, as well as public information. Williams, Rosen and Wall, LLC and Mr. Edison were represented by a major Washington /Baltimore law firm, in the preparation and completion of financing and related documents, which provided the Company with additional comfort concerning the viability of the contemplated transaction. Under the current circumstances, the Company doubts the contemplated or similar transaction will ever be completed between these parties.

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As September 30, 2000, the Company had a working capital deficit of $5,903,580 and an accumulated deficit of $31,471,692. Based upon the Company's plan of operation the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing. The Company believes that since the resumption of trading, additional equity and debt financing will be more readily available. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial conditions and result of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations nine Months Ended September 30, 2000 and 1999

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of Company
----------------------

The Corporation is a holding company that operates a group of owned subsidiaries in the telecommunications, Internet support & computer service, and restaurant industries. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The Corporation's telecommunications business includes the development of interactive voice response ("IVR") and voice recognition system s7oftware, telecommunication billing clearing services to hospitality, health care and pay-telephone industries for 0+ (credit card) & 0- (operator assisted) calls, the marketing of international long distance call traffic through the promotion of

CARNEGIE INTERNATIONAL CORP - 10QSB - Quarterly Report    Date Filed: 11/10/2000
--------------------------------------------------------------------------------

of telephone equipment. The Internet and computer services include technical support services (help desk) for software and hardware, Internet support services including Web development and e-commerce. The Corporation's restaurant business consists of the ownership and operation of one restaurant located in the Miami, Florida area. A full description of the Company's subsidiaries are in the 1999 10-KSB/A filed on March 30, 2000.

Forward Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs, market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.

Results of Operations
---------------------

The Company's revenues for the nine months ended September 30, 2000, decreased $3,082,892 to $13,491,715 as compared to $16,574,607 for the same period in 1999. Loss from operations decreased $(2,697,043) to $(5,505,509) for the first nine months of 2000, from $(8,202,552) during the nine months ended September 30, 1999.

Cost of sales for the nine months ended September, 2000 were $6,419,343, a decrease of $1,321,658 from $7,741,001 during the same period in 1999.

Operating expenses decreased $4,458,277 for the first nine months of 2000 compared to the same period in 1999. Operating expenses as a percentage of revenues were 93.2% in the first nine months of 2000 as compared to 102.8% in 1999. Selling, general and administrative decreased $2,640,931 to $7,674,639 from $10,315,570 during the nine months ended September 30, 1999.

Other income and expenses for the nine months ended September 30, 2000 resulted in net expenses of $(411,359) as compared to net income of $705 during the nine month period ended September 30,1999. The principal component of other expenses during the nine months ended September 30, 2000 was interest expense of $472,941, an increase of $296,011, or 167.3% from $176,930 during the nine months ended September 30, 1999


--------------------------------------------------------------------------------

CARNEIGE INTERNATIONAL CORP - 10QSB - Quarterly Report   Date Filed:  11/10/2000
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000, the Company had a working capital deficit of $5,903,580 compared to a working capital deficit of $7,175,666 at December 31, 1999 an increase in working capital of $1,272,086. The increase in working capital was substantially due to the Company's conversion of debt to equity. During the nine months ended September 30, 2000 and 1999, The Company incurred a cash flow deficit from operating activities of $632,367 in 2000 as compared to a cash flow deficit of $4,083,803 for the same period in 1999. The Company invested $482,999 in equipment during the first nine months of 2000 compared to $789,154 during the same period of 1999. The Company met its cash requirements during the first nine months of 2000 through the borrowings of short term debt, the issuance of common stock and options to purchase common stock and internal cash flow. While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. There are no assurances the Company will be successful in this regard.

The Company is subject to several lawsuits that have been discussed in detail in prior filings as well those filed since Carnegie's last filing. Below under Part II, Item 1. are material updates to prior Carnegie disclosed actions against the Company as well as several new or changes to actions against the Company and in one case actions by the Company. The Company intends to vigorously defend the complaints, which have been filed against the Company and in at least one case against its officers and directors. Each of the complaints filed to date seeks monetary damages and other relief; however, none specifically allege a defined amount of damages. The Company believes it will be successful in the defense of these actions. There can be no assurance in this regard.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

As Carnegie has previously disclosed, a  purported shareholder action entitled In re Carnegie International Corporation Securities Litigation, Civ.
         --------------------------------------------------------------
No. L-99-1688, was instituted in the United States District Court for the District of Maryland in June 1999. Carnegie filed a motion to dismiss the complaint for failure to state a cause of action on which relief may be granted on May 5, 2000. A hearing on Carnegie's motion to dismiss was scheduled for September 22, 2000. This motion was not heard since prior to a hearing the parties reach a settlement agreement and the hearing was indefinitely postponed. The parties entered into a Memorandum of Understanding dated September 29,2000 setting forth an agreement to settle this matter under certain terms. The parties are now in the process of exchanging drafts of the documents necessary to effectuate and formally document the settlement.

On or about April 28, 2000, in a separate action entitled Lipsitz, et al. v.
                                                          ------------------
Grant Thornton, LLP, Civil Action No. L00CV1233, also in the United States
-------------------
District Court for the District of Maryland, Carnegie shareholders brought similar securities claims against Grant Thornton, Carnegie's former auditor. This action, for certain limited purposes, has been consolidated with the shareholder action against Carnegie, described above. Grant Thornton filed a Third Party Complaint for contribution and breach of engagement agreement against Carnegie, Lowell Farkas and David Gable. Motions to dismiss have been filed with respect to all claims in the Lipsitz action by Carnegie and Grant


--------------------------------------------------------------------------------

CARNEIGE INTERNATIONAL CORP - 10QSB - Quarterly Report   Date Filed:  11/10/2000
--------------------------------------------------------------------------------

Thornton, and were scheduled for a hearing on September 22, 2000. This motion was also not heard for the same reason as stated above.

On May 23, 2000, Carnegie filed a complaint against Grant Thornton and Arthur Flach, its Managing Partner, in the Circuit Court for Baltimore City, Maryland, Civil Action No. 24-C-00-00239, alleging that Grant Thornton was negligent in its performance of auditing and accounting services for Carnegie. The Complaint also alleges counts of fraud and deceit, breach of trust, interference with business relations, fraudulent inducement, excess fees, breach of contract and defamation. Grant Thornton has filed a motion to stay proceedings in the state court due to the pendency of the federal shareholder action described above. A motion by Grant Thornton to stay proceedings in the state court was denied on August 22,2000. Grant Thornton filed a Motion to Dismiss the action on September 21,2000. Carnegie submitted its Opposition to this Motion to Dismiss on November 8,2000. No hearing date has yet been schedule for consideration of Grant's motion.

The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken payment for the representation of all of the defendants, including current and former officers and directors of the Company, in the shareholders lawsuit. The Company's insurer has advised the Company in writing that the insurer has reserved its rights under the policy and that the insurer intends to commence arbitration under the policy, in which the insurer may seek to rescind the policy. The Company has informed the insurer that it disputes the insurer's claim, that the Company desires mediation of any dispute that may exist and that rescission of the policy is unwarranted. No further action has been taken by either party. It should be noted the insurer is a party to the Memorandum of Understanding for the settlement of the Class Action complaint.

On or about October 25, 2000, Edward Lawson, as escrow agent for certain Carnegie shares, filed an interpleader lawsuit in the state court of Blaine County, Idaho, naming as defendants Carnegie, Fountainhead Inc, and Lucky Dog, Inc, all parties to an escrow agreement involving the purchase and sale of certain Carnegie Stock, which transaction was not completed. The Company's time to respond has not expired. The company believes it will be successful in this action, but there can be no assurances in this regard.

The Company is subject to several lawsuits that have been disclosed in prior filings. The Company believes it will be successful in the defense of these actions. There can be no assurance in this regard.

Item 2. Changes in Securities.

During this nine month reporting period the Company issued 9,999,693 of restricted common stock for a total of $3,702,535 for cash, payment of services and conversion of debt to equity. All of such restricted securities were issued in reliance upon the exemption from registration under section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

On July 27, 2000 the Company purchased the assets of the Phone Stop, Inc, an Illinois corporation for a purchase price of $100,000. The Purchase price will in the form of warrants to acquire shares equal to $100,000 120 days from the closing date. Phone Stop is a retail and wholesale seller of cell telephones and service. The retail location is in Oak Park, Illinois. Phone Stop will be operated by American Telephone and Computer a subsidiary of the Company in Elmhurst, Illinois.

On August 4, 2000, the Company entered into an agreement for Investec Ernst & Company to represent the Company as a Financial Advisor and Investment Banker. The agreement terms and engagement time of the agreement has been extended. The companies believe that a long-term agreement will be reached with Investec shortly, but the Company can give no assurances of this, at this time.

--------------------------------------------------------------------------------

CARNEIGE INTERNATIONAL CORP - 10QSB - Quarterly Report   Date Filed:  11/10/2000
--------------------------------------------------------------------------------

On September 11, 2000, the Company announced it was extending its Letter of Intent agreements to acquire the business of ARC Communications, Inc. of Piscataway, New Jersey and Teleservices, Inc., of Nashville, Tennessee. See Subsequent Events for additional information.

On September 15, 2000, the Company entered into an agreement with Edison and Co. Inc. to act as a consultant and placement agent to raise up to $8M dollars for operational funding of the Company. Michael J. Edison as Manager signed this agreement.

On September 15, 2000, the Company entered a Letter of Intent with Williams, Rosen and Wall, LLC a Delaware limited liability company. On September 25, 2000, the Company entered into a Letter Amendment to the September 15, 2000 Letter of Intent. Mr. Michael J. Edison, as manager of the williams, Rosen and Wall LLC negotiated the Letter of Intent and the Letter Amendment Agreement. The Letter of Intent provides the full basis, understanding and terms for a confidential offering memorandum, subscription agreement, and a registration rights agreement to be executed between the companies. The Company provided Mr. Edison, as manager of Williams, Rosen and Wall LLC with these documents which were dated and signed by the company on October 2, 2000. The documents were reviewed by Williams, Rosen and Wall LLC's law firm and their comments were incorporated into the documents prior to their execution. The Letter of Intent and subsequent agreement calls for a total of $8M in financing under specific terms and conditions. Please see subsequent events for additional information concerning these proposed financing.

--------------------------------------------------------------------------------

The assumptions supporting the current value of goodwill are: The current intangible value at 9/30/00 is $40,823,602. The $40,823,602 value consists of Goodwill, Customer lists and assembled workforces. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1999 10-KSB/A for applicable periods of amortization. In order to assess the recoverability of the net Goodwill value, a cash flow is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired. Based on cash flow, no impairment of goodwill existed at 9/30/00, except for American Telephone and Computers, Inc., which was purchased for $25,000 on 4/6/99 and Talidan, USA, which was purchased for $343,750 on 9/29/97. Goodwill totaling $21,112 was impaired and charged to operating expense at 12/31/99 (ATC) and $20,000 at 9/30/00 (Talidan, USA).

Purchase Agreement Issues
-------------------------

The purchase agreement for ACC Telecom required quarterly payments of $50,000 per quarter over 5 years for a total of $1,000,000 of principal and interest. The first payment was due on the closing with quarterly payments starting on September 1, 1998. A payment was due on September 1, 1999, which was not made resulting in a balance of $800,000 due under this agreement. The company fully expects to make these payments in the future. The selling shareholders and the Company have a buy back/sell back agreement that could be invoked based on the marketability of MAVIS or insufficient cash flows neither of which the Company believes have or will occur, but the company can give no assurances that either or both conditions may not occur in the future. The buy back/sell back agreement has been mutually extended to March 3, 2001.

The purchase agreement for Paramount calls for payment due the Eberle Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date. The Trust has agreed to accept monthly interest payments until a time a payment schedule will be agreed upon.

Changes in Directors
--------------------

NONE

Item 6. Exhibits and reports on Form 8-K

--------------------------------------------------------------------------------

CARNEIGE INTERNATIONAL CORP - 10QSB - Quarterly Report   Date Filed:  11/10/2000
--------------------------------------------------------------------------------

Exhibits

10.35  William Rosen & Wall Letter of Intent dated September 15, 2000
10.36  Edison & Co. Inc. Consultant Agreement dated September 15, 2000
10.37  Investec, Ernst & Company agreement dated August 4, 2000.

       No Reports on Form 8-K


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CARNEGIE INTERNATIONAL CORPORATION
                              Registrant


November 14, 2000             By: /s/ Lowell Farkas
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


--------------------------------------------------------------------------------