Form 10KSB
period 2000-12-31
CARNEGIE INTERNATIONAL CORP
filed 2001-04-17
CIK 311172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000 Commission file number: 000-08918

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

State the issuer's revenues for the most recent fiscal year: 17,343,308

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2001 was $3,175,136 computed by reference to the closing bid price of the registrant's common stock on such date ($0.0469).

The number of shares of the registrant's common stock outstanding as of February 28, 2001 was 72,433,088.

Transactional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

DOCUMENTS INCORPORATED BY REFERENCE. No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit Index.


                               TABLE OF CONTENTS
                               -----------------
                                                                         Page
                                                                         ----
                                    PART I

ITEM 1.    Description of Business.                                        2

ITEM 2.    Description of Property.                                       15

ITEM 3.    Legal Proceedings.                                             16

ITEM 4.    Submission of Matters to a Vote of Security Holders.           19

ITEM 5.    Market For Common Equity and Related Stockholder Matters.      19

ITEM 6.    Management's Discussion and Analysis or Plan of Operation.     20

ITEM 7.    Financial Statements.                                          28

ITEM 8.    Changes In and Disagreements with Accountants On Accounting
           and Financial Disclosure.                                      28

ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.    28

ITEM 10.   Executive Compensation.                                        31

ITEM 11.   Security Ownership of Certain Beneficial Owners and
           Management.                                                    33

ITEM 12.   Certain Relationships and Related Transactions.                34

ITEM 13.   Exhibits, List and Reports on Form 8-K.                        34

SIGNATURES                                                                35




                                    PART I

ITEM 1.   Description of Business.

CORPORATE HISTORY

General Summary

     Carnegie International Corporation (referred to herein as "Carnegie", the "Company" and the "Corporation") was formed under the laws of the State of Colorado in 1974 to engage in the development, manufacture and sale of solar energy systems. The Corporation ceased operations twice thereafter and was last revived in August 1994. The current history of the Corporation began in September 1996, when it entered into an Exchange Agreement with Grandname Limited, a British Virgin Islands corporation ("Grandname") pursuant to which the Corporation exchanged its common stock, no par value ("Common Stock") for all of the stock of Electronic Card Acceptance Corporation, a Virginia corporation ("ECAC"), and DAR Products Corporation, a Maryland corporation ("DAR"). As a result of the Exchange

Agreement, ECAC and DAR became wholly- owned subsidiaries of the Corporation. ECAC engaged in the transaction, processing and servicing of credit cards for merchants. DAR owned and licensed a patented Non-grip Technology(R) for application to a variety of handheld items. Non-Grip minimizes or eliminates the need for the user to exert a gripping force. During the spring of 1997, the Board of Directors of the Corporation made a decision to focus the future operations of the Corporation primarily in the telecommunications industry rather than financial services. The Board cited declining profit margins and increased competition in the financial services industry and greater perceived opportunity for rapid growth in the telecommunications industry.

     On April 29th, 1999 trading in the common stock of the Company by the American Stock Exchange was suspended, one day after the effective listing. The trading in the shares of the Company resumed May 9, 2000 on the Over The Counter Bulletin Board (OTC BB). A detailed description of the events surrounding the cessation and the subsequent effect on the Company is contained herein.

Summary of Transactions Through 2000

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

     (ii) In September 1997, in keeping with the new corporate strategy redirecting the Company's business efforts to telecommunications the Company spun-off DAR through the formation of TimeCast Corporation, a Nevada Corporation. All stock held in DAR by Carnegie was distributed to Carnegie's stockholders of record and Carnegie has had no interest in TimeCast since the transaction date. Certain officers or directors of Carnegie may be associated with Timecast.

     (iii)In January 1998, the Company sold ECAC, retaining only an interest in the accounts of one bank, completing the divestiture to Ewing Partners d/b/a Value Partners for the assumption of all ECAC debt and one hundred thousand dollars in cash. This transaction is discussed in further detail below.

     (iv) ECAC (Europe) was sold to the existing management of that company for a promissory note in the amount of two hundred fifty thousand dollars. This note has not been paid and the Company has agreed to extend the payment due date to a month-to-month call. There can be no assurance this note will be paid.

   In addition, between September 1997 and December 31, 2000, the Corporation acquired the following companies which are described in greater detail herein:

     On September 29, 1997 the Company acquired for stock all the shares of Profit Thru Telecommunications (Europe) Ltd. ("PTT"), a telecommunications software company providing business solutions utilizing proprietary speech recognition, touch-tone and bar code responses to send and/or receive information. Subsequently the company has funded the development of a multi-language automated voice response system (automated attendant and voice mail) referred to as MAVIS(TM).

     Talidan Limited, a telecommunications company that creates call traffic for telecommunication carriers by promoting, through print media and television, for adult entertainment services using the telephone lines of such telecommunications carriers. Talidan was acquired on September 29, 1997 for stock, options and warrants. The Company reported impairment of Talidan in the first quarter of 1998. In June 1998, the Corporation sold all of the print media business of Talidan, but retained its television media business. Talidan print media was sold to Westshire Trading for a two million three hundred and forty thousand dollar note. One million three hundred thirty five thousand dollars has been paid. The Company accepted 600,000 shares of the Company's stock as a final payment for the balance. The Company accepted this negotiated settlement since it believed that there would be no other reasonable course of action to collect this debt without the Company being forced to litigate this offshore and the expense versus the ability of collection was questionable. The Company believes the cessation of payment was due in a large part to comments made to the attorney for Westshire by a partner of the Company's prior auditor Grant Thornton.

     The operations (advertising) of Talidan were suspended in June of 1999. Although advertising ceased, payments continued to be received through December 1999, albeit at a decreasing rate. In December 1999, WWT (long distant service provider) notified Talidan that it was withdrawing the use of Talidan's premium long distance telephone as of January 1, 2000. This date was extended to March 15, 2000 by WWT. The operation of the business has been suspended. The business had no employees or office space since it contract thru third parties. A suspension was affected without additional costs to the Company.

     Harbor City Corporation doing business and trading under the name of ACC Telecom ("ACC"), a leading reseller of equipment and business telephone systems for Comdial, SONY and Sprint, was acquired on May 18, 1998 for cash and stock. (See Subsequent Events on the sale of this asset.)

     Voice Quest, Inc. ("Voice Quest"), a developer and provider of speech recognition and voice mail technology products, including an automated attendant system known as "Personal Operator," was acquired on November 20, 1998 for cash and stock. The Company reported impairment of this entity in the 2nd quarter of 1999. There has no business conducted by Voice Quest since 1999.

     The assets of a corporation formerly known as RomNet, Inc., an Internet, e-business and technical support services (help desk) company were acquired on December 1, 1998 for cash and stock. These assets were acquired by a newly formed wholly-owned subsidiary of the Corporation, RomNet Support Services, Inc. ("RomNet").

     In February 1999, the Corporation acquired the stock of Paramount International Telecommunications, Inc., a Nevada corporation ("Paramount"), an outside service provider to the hospitality, health care and pay-telephone industries in the United States, Mexico and Canada. Paramount entered into employment agreements with each of the four former stockholders of Paramount. Each agreement provides for a $130,000 base salary with a signing bonus of $375,000 and 12,500 shares of restricted Common Stock of the Corporation. Additionally, each will be entitled to receive additional shares of Common Stock of the Corporation based on Paramount's sales revenues and income levels for the two year period commencing April 1, 1999 and ending March 31, 2001. In March 1999, Paramount signed a three-year contract with First Choice Communications of Texas to provide services that generate automated operated-assisted calling data in the hospitality industry. In addition, in April 1999, Paramount entered into a Memorandum of Understanding with a subsidiary of BCT.TELUS, a major Canadian telephone company, to provide and receive certain services for its hospitality industry clients in Canada. The Memorandum of Understanding has not been reduced to a contract. The Company believes this is due in large part to the extended halt of the trading of the Company's shares causing a loss of confidence. The Company has also agreed with Bristol Asset Management and Paramount to assume a $350,000 cash obligation of Paramount Corporation. The obligation was for services rendered to Paramount before it was purchased by Carnegie. The obligation has not been paid by the Company and is past due and accruing interest.

     In April 1999 the Company acquired all of the assets of R.G.G. Communications, Inc. (RGG) of Rockford, Illinois for the nominal price of $25,000 in cash. In connection with the acquisition, the Company assigned to one of its subsidiaries, American Telephone & Computer, Inc., a Maryland corporation, all of such assets and the business of RGG will be conducted by this corporation.

     During 1997 the Company formed a Maryland corporation, Carnegie Communications, Inc. ("CCI"), for the express purpose of marketing MAVIS(TM) and other interactive voice response ("IVR") products. Carnegie Communications, Inc. is not active and has no employees since March of 2001 (See Subsequent Events).

     Paramount International Telecommunications, Inc., a wholly owned subsidiary of the Company completed an acquisition of Federation of Associated Health Systems, Inc., (Federation) of San Antonio, Texas on June 1,2000.

     Founded in 1989, Federation is endorsed and preferred by numerous state hospital associations, and currently serves more than 700 hospitals with telecommunications services, primarily in 0+/- call auditing and international one-plus sectors. Paramount, a

Vista, California-based company acquired by Carnegie in March 1999, provides similar services, primarily in the hospitality industry.

     The purchase agreement for Federation calls for $3.5 million dollars in Carnegie shares, to be issued a year from closing based on the Federation's projected EBITDA of $1.5 million for that period. The number of shares issued will be based on the Federation's performance and the average price of Carnegie shares in the 30 days preceding the one-year anniversary of the acquisition. The acquisition agreement also calls for additional compensation based on Federation's performance over years two and three. S.R. Alexander Benningfield, chairman of the Federation and Craig Bass its president have agreed to three (3) year employment agreements with the company as part of the purchase agreement. (The full purchase agreement is attached as Exhibit (10.35) and incorporated. As well as three (3) year consulting agreements with Vacco, Inc., a firm controlled by Mr. Benningfield and RangeLand Investments, Inc. a firm controlled by Mr. Bass, (See exhibits 10.42 - 10.45 incorporated by Reference herein).

     On July 20, 2000, the Company acquired the assets of TeleResources. Inc., an Illinois corporation from Remington Tech Corporation, an Illinois Corporation that had acquired the assets through a public sale of the assets under a Chapter 7 sale as a secured creditor. The purchase price was $250,000 which was payable as follows (i) Three Hundred Fifty Thousand (350,000) shares of the Company,
(ii) Warrants to acquire One Hundred Thousand (100,000) shares of common stock at One Dollar and Seventy Five cents ($1.75) per share, exercisable at any time for a period ending two (2) years the closing date (iii) Warrants to acquire One Hundred and Fifty Thousand (150,000) shares of common stock at Two Dollars and Twenty Five cents ($2.25) per share, exercisable at any time for a period ending three (3) years the closing date. The Common Stock and the Warrants shall be restricted securities as defined in Securities and Exchange Commission Rule 144 promulgated under the Securities Act of 1933, as amended. The assets were assigned to the Company's wholly owned subsidiary American Telephone & Computer, Inc., a Maryland corporation. TeleResources operated as an "interconnect company" similar to ACC Telecom and RGG Communications. As with both companies, TeleResources sells, installs and services Comdial (CMDL) telephony systems. The area of its customer base is greater Chicago. (The full purchase agreement is attached as Exhibit 10.36 and incorporated herein.)

     On July 21, 2000, the Company purchased the assets of Phone Stop, Inc. an Illinois Corporation. The purchase price as amended on January 3, 2001 is three hundred fifty thousand (350,000) shares of the Company. The Common Stock shall be restricted securities as defined in Securities and Exchange Commission Rule 144 promulgated under the Securities Act of 1933, as amended. The assets were assigned to the Company's wholly owned subsidiary American Telephone & Computer, Inc., a Maryland corporation. The Phone Stop operates a retail and wholesale business selling cellular phones and services under an agreement with VERIZON WIRELESS. The business is located in Oak Park, Illinois in a rented location. (The purchase agreement is attached as Exhibit 10.37 and incorporated herein.)

     In addition to all of the above transactions, the Company also acquired a non-telecommunications business called Victoria Station ("Victoria") Restaurants in Virginia Garden, Florida to generate needed cash flow. Victoria Station was acquired in August of 1997.

     Purchase Agreement Issues

     The purchase agreement for ACC Telecom required quarterly payments of $50,000 over 5 years for a total of $1,000,000 of principal and interest. The first payment was due on the closing with quarterly payments starting on September 1, 1998. A payment was due on June 1, 1999, which was not made resulting in a balance of $800,000 due under this agreement. The selling shareholders of the company have a buy back/sell back agreement that could be invoked based on the marketability of MAVIS(TM) or cash flows. The buy back/sell back agreement has been extended. The Company sold this business unit on March 23, 2001. (See Subsequent Events for full details.)

     The purchase agreement for Paramount calls for payment due to the Eberle Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date. The Trust has agreed to accept monthly interest payments until the Company can satisfy this obligation. At this that time no payment schedule will be agreed upon. Despite the forbearance of the Eberle Family Trust, the possibility exists for an attempted rescission of this transaction although the Company believes this is unlikely, but there can be no assurances of such. If a payment schedule is not agreed upon by both parties litigation could ultimately result. The Company does not believe this will occur, and can give no assurance of this not happening in the future.

     Letters of Intent. During 2000 the Company entered into Letters of Intent for three companies in the telephony industry including Transnational Telecommunications of San Antonio, TX and Express Telecommunications, Inc. of Fort Worth, TX, ARC Communications of Piscataway, NJ and Teleservices, Inc. of Nashville, TN. The Company was not able to complete definitive agreements with any of these companies during the year and is not currently pursuing the completing of these letters of intent. (See Subsequent Events.)

     In December 2000, the Company entered into a letter of intent with Host Funding, Inc (HFI) whereas the Company will exchange Company shares for shares of HFI. The merger is pending certain conditions of the agreement as follows by
HFI: a) advancement of funds to the company by Sutter Capital Management and MPI (Investors) for the redemption of the company's preferred stock, b) completion of legal settlement payable to Auburn Equity Partners c) the satisfaction of all liabilities to the Investors of HFI, d) the existence of working capital in the amount of $200,000, in the form of a note payable to the Investors, e) cancellation of the existing management agreement between the company and MPI and commencement of a new management agreement between the HFI, MPI, and the Company, f) cancellation of issued warrants of HFI, g) issuance of new class of HFI preferred stock, and several other performance criteria as may be required by the Company.

     In connection with the proposed transaction, HFI advanced funds to the Company in the amount of $150,000. The promissory note from the Company is in the amount of $175,000, which includes an amendment fee for an amendment to the merger agreement. A Guarantee Agreement and a Stock Pledge agreement secure the promissory note from the Company. This note has been personally guaranteed by the Company Chairman E. David Gable.

     The Company contemplates that the proposed merger will close during the second quarter of 2001. In the event that the closing does not occur prior to May 31, 2001, either party shall have the election to terminate the merger by providing written notice of such termination to the other party.

     The Company and IQ Systems, a private company in Laurel, Maryland, have had extensive discussions on acquiring the assets of IQ Systems. IQ Systems is a VAR (value added reseller) of computer hardware and software systems and is an operating ISP (Internet Service Provider). Currently, ACC Telecom and IQ Systems have a "partnership agreement" where the services of each company benefit the other. Adnan Khan, a director of the Company is a principle of IQ Systems. The Company believes it will be able to acquire all the assets of IQ Systems if its lawsuit against Grant Thornton is settled or the share price exceeds $1.00. There can be no assurances that this agreement can be completed.

     Suspension of Trading of Common Stock. On March 29, 1999 the SEC advised the Corporation of certain accounting comments to its previously filed Form 10-KSB/A. On April 27, 1999, the Corporation, in the belief that the accounting issues had been resolved, filed its annual report on Form 10-KSB. On April 28, 1999, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") and the Corporation's Common Stock began trading there. On April 29, 1999, the SEC advised the Corporation that it had questions regarding certain accounting issues related to form 10-KSB as filed on April 27, 1999 and requested additional information. As a result of this SEC request, trading of the Corporation's Common Stock was suspended by AMEX pending resolution of such accounting issues. The issues have been discussed at length with the SEC and the Company has restated 1997 and 1998 audited consolidated financial statements reflecting such discussions, which are filed as part of Form 10-KSB/A was filed for 1998 on January 25, 2000. In further discussions with the staff, the staff advised the Company "Instruct Grant Thornton (the Company's former auditor) to provide us a letter indicating permission for the Registrant to include their audit report." This request would be in reference to the 1997 audit. The Company and its current auditors Merdinger, Fruchter, Rosen & Corso requested delivery that letter. Grant Thornton refused to provide such letter without explanation. Grant Thornton officials were informed that this letter with respect to permission for inclusion of the 1997 Audit Report in the Company's form 10-KSBA filed for 1998 was an obstacle to the timely opening of the Company's securities to again trade on an exchange. As a result of Grant Thornton's refusal to give permission, trading could not resume until the Company's 1999 Audit Report could be prepared and included with Form 10-KSB filing for review and comment. The Company believes this refusal caused significant damage to the Company and its share price when trading resumed on the OTCBB on May 9,2000. To date, Grant Thornton has not withdrawn its report relating to that period in 1997, and has refused to explain why it could not be included by reference. The Company will not speculate on the reason. Grant Thornton did, however, withdraw its 1998 report.

     The AMEX formally notified The Company in October 1999 of a de-listing recommendation by the AMEX Listing Qualifications staff. In that letter to the Company the AMEX included the following statement and quote: "In an additional letter to the Company dated September 24, 1999, Grant Thornton further stated, among other things, it had concluded that it could not rely upon the representations of Carnegie's current management and that in its professional judgment, the scope of its audit had been limited by the Company. The Exchange is significantly concerned by these statements." (The full letter is attached as Exhibit 10.40 and is incorporated herein.)

     The Company appealed the delisting recommendation at a hearing before the Executive Committee of the AMEX on December 2, 1999. At that time, the Company and its professionals, requested the AMEX to await the result of the then in process filings. The Company acknowledged that it is not in compliance with the AMEX rules regarding filings but cited extenuating circumstances beyond the Company's reasonable control. The Company also addressed the allegations made by Grant Thornton, the Company's prior auditor. The Company stated its basis for the firing of Grant Thornton citing loss of their independence among the most compelling reasons. The Company received written notice on Tuesday, January 18, 2000 of the AMEX decision to proceed with its delisting of the Company. The AMEX noticed the Company on January 19, 2000 that the Exchange was filing its application to strike the Company's listing and registration with the Securities and Exchange Commission on that date. Such action was pursuant to Rule 12d2-2 under Section 12 of the Securities and Exchange Act of 1934 and was effective at the opening of the trading session on January 31, 2000. The Company's shares resumed trading on the OTC BB on May 9, 2000. The Company will seek to reapply to the AMEX, or NASDAQ in the future. There is no assurance that the shares will trade on these Exchanges.


     Shareholder Suits. The Corporation and various of its current officers and directors are parties to several lawsuits initially filed in June, 1999 which purport to be class actions filed on behalf of non affiliates who purchased or acquired the Corporation's Common Stock in the period from September 15, 1998 to April 30, 1999. On March 21, 2000 a Consolidated Complaint was filed in United States District Court for the District of Maryland. "The Company has engaged the law firm of Blank, Rome, Comisky & McCauley LLP of Philadelphia to defend this action. A settlement agreement has been reached between the parties. This agreement and its terms require approval by the Court. The proposed agreement will be presented to the Court on April 16, 2001 with a proposed hearing on April 27, 2001. The Company expects the Court to approve the settlement, but can give no assurances.

     Extraordinary Expenses. The Corporation estimates that to date it has incurred expenses in connection with responses to the SEC comments, suspension of trading of its Common Stock and shareholder suits of approximately $2,000,000 consisting mainly of professional fees. The Corporation is not generating sufficient cash flow from current operations to pay and satisfy these extraordinary expenses and will need to raise additional cash through borrowings and/or issuances of additional stock. Without raising additional capital or sale of assets , the corporation will not likely continue. The Company believes that such capital can be obtained, but there can be no assurance of such. (See "Item
6. Management's Discussion and Analyses - Working Capital and Liquidity."

     Summary of Subsequent Events

     The definitive agreements relating to the purchase of ARC Communications and Teleservices were never completed due to market conditions. The Company intends to reopen discussions with both parties once market conditions approve. The Company can give no assurances that market conditions will allow this nor will the named companies be willing to enter into a purchase by the Company in the future.

     The Company sold its wholly owned interconnect subsidiary Harbor City Corporation, d.b.a. ACC Telecom (ACC) of Columbia, Maryland to its former owners Barry and Susan Hunt for $3.5 million, concurrently ending a pending dispute between the parties. The transaction was comprised of $700,000 in cash and notes to be paid over a one (1) year period, waiver of debt of $800,000 owed from the original purchase agreement and return of 200,000 preferred shares that were convertible to $2,000,000 worth of the Company's restricted common stock. The Company's financial statement will reflect a gain of $218,018 on its first 10-QSB filing for 2001 for the quarter ending March 31, 2001. The Company has performed significant tests under Rule 11-01(b) and is not required to provide any additional financial information at this time.


     Mr. Hunt was president and Mrs. Hunt was an officer of ACC Telecom when Carnegie acquired it in May of 1998. Mr. Hunt has served as a member of Carnegie's Board of Directors since that time, before resigning on March 1, 2001. (See Subsequent Events - Item 9).

     ACC sold, serviced and installed telephony equipment in the greater Baltimore/Washington area. Under the purchase agreement ACC had the exclusive marketing rights in North America for the Companies MAVIS(TM) voice activated auto attendant. With the sale of ACC the Company will now be able to explore other avenues for marketing this product in North America. It should be noted that the Company has a wholly owned subsidiary in a similar business in the Greater Chicago area. (See 8K filed April 6, 2001, and referenced herein.)

     Carnegie Communications has ceased activity until further notice and has no current sales staff effective March 2001.

     The Company has suspended operations at PTT since March 2001. The suspension will continue until the company believes market conditions improve sufficiently and can again fund PTT operations. All IVR marketing efforts have ceased related to Order Master, Wage Master, Database Management, Profiling and Travel Information. Relationships with Call-a-Card, Security Micro Dot, Employee Supervision and the Scottish Tourist Board will be interrupted since these relationship have not produced profits. The Company still believes that MAVIS(TM) is an extremely attractive and useful product that has great potential. MAVIS(TM) is a voice activated auto attendant. MAVIS(TM) is designed for small business use. MAVIS(TM) eliminates the need for a human telephone operator and incorporates its own voice mail, email and unified message system at a very competitive price. MAVIS(TM) was developed, however using the voice engine of Lernout & Hauspie (L%H). The Company believes the L&H speech engine component of MAVIS(TM) must be changed before any further efforts are made to market the product or develop additional enhancements. There have been substantial and well documented difficulties relating to the voice engine and it's producer L& H resulting in a loss of market confidence. To that end, the company has instructed the remaining employees at PTT to explore a relationship with a new speech engine provider and PTT is currently doing so. Vocalis, Speech Works and others are potential development partners currently being pursued by PTT for MAVIS(TM). This will be the only development project for the foreseeable future at PTT and will likely produce no revenue in year 2001. There can be no guarantee that a suitable engine or development partner will be found but the company continues to believe that voice activated products have unlimited market potential and will continue to pursue the development of MAVIS(TM) and MAVIS(TM) derivative products in the future as a key component of the Company's business plan.


     BUSINESS

     The Corporation is a holding company that conducts business primarily through its wholly-owned subsidiaries specializing primarily in telephony, telecommunications and Internet products and services. The Corporation, through wholly-owned subsidiaries, owns and operates a restaurant in Miami, Florida. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The Corporation's telecommunication's business includes the development of interactive voice response and voice recognition software, the provision of technical support beta testing and Internet support for telephone related computer services and the sale, installation and servicing of telephone equipment. Since the acquisition of Paramount, the Company also provides long distance call routing services to the hospitality, health care, and pay telephone industries. Paramount also offers an alternative to credit cards for billing goods and services directly to the users telephone number.

     Speech Recognition and Interactive Voice Response -- PTT

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

     In addition, PTT has developed interactive voice response ("IVR") software products and services responding to the caller's voice commands. PTT is and intends to continue to seek new applications as the telephony and Internet industry develops. There can be no assurance of PTT's success in this regard. (See Subsequent Events).

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

     MAVIS(TM) interfaces with Microsoft's Windows NT and Lernout & Hauspie's ASR Run-Time and TTS Run-Time software programs which are all industry standard applications. Lernout & Hauspie, a Belgium company, is a world leader in the burgeoning market for multi-language enhanced speech recognition, and MAVIS(TM) can be operated in any language that Lernout and Hauspie's speech recognition platform supports. Currently MAVIS(TM) can be programmed for "American" English, "British" English, French, Spanish, Italian and German. MAVIS(TM) currently provides voice mail capabilities and on its next version, is also expected to provide e-mail access. The voice mail and e-mail are expected to be accessible remotely through MAVIS(TM) using text to speech technology to read the e-mail to the caller. The caller can request that the voice mail or e-mail be repeated, deleted or saved by stating the appropriate voice command instead of pressing keys on the telephone keypad. MAVIS(TM) can be retrofitted to perform with a wide range of existing private branch exchange ("PBX") equipment. A MAVIS(TM) software kit is also available for incorporation in new high speed computer telephony PBX switchboards through original equipment manufacture licensing.

     Marketing. During 1998, the Company beta tested MAVIS(TM) and prepared it for distribution, including without limitation, source of supply of components, drafting of technical manuals and operator manuals, designs of advertising and marketing programs, public relations initiatives, shipping preparations and development of support service operators. The Company's marketing program for MAVIS(TM) is discussed in greater detail below. The Corporation in March, 1999 entered into a one year Distributor Agreement with ALLTEL Supply, Inc., ("ALLTEL Supply") a business unit of ALLTEL Corp. ("ALLTEL Corp."), an information technology company that provides line and wireless communications and information services. To date, ALLTEL has not been a material source of sales for MAVIS(TM). The Company and ALLTEL SUPPLY will not renew this agreement at this time. Alltel Supply has made a demand for $118,885 to the Company for units returned from their inventory. The company is reviewing this demand. (See Subsequent Events)

     Initial marketing of MAVIS(TM) BY ALLTEL Supply demonstrated that significant enhancements to MAVIS(TM), particularly to its voice mail capabilities, would be necessary to its successful commercialization. Enhancements to make the voice mail aspects of MAVIS(TM) competitive with other touch-tone voice mail products in the market have been made. In addition, MAVIS(TM) will have an option to add "unified messaging," This feature provides for e-mail messages to be read to the subscriber. (See Subsequent Events)

     The enhanced MAVIS(TM) system is fully competitive with other voice mail products in the marketplace, and has the additional voice activated auto attendant feature. The new features on the improved MAVIS(TM) system include a "follow-me" feature whereby a call can be forwarded to another telephone either hard line or cellular. MAVIS(TM) will also feature, erasing or speeding up voice mail messages when they are retrieved, diverting calls internally by voice and retaining a party on hold to be connected when the current telephone call is completed. Accessing messages remotely; and remote changing of greetings and passwords will also be featured.

         To date PTT has entered into distribution agreements with ChannelVox Ltd. and Brigantia Marketing, a U.K. enterprise. ChannelVox, (who is marketing MAVIS(TM) under their own brand name of FireVox(TM) is acknowledged as the market leader in the U.K. for the distribution of voice mail and auto attendant systems. ChannelVox supplies to over a thousand computer and telephone dealers and launched FireVox(TM) at the October 1999 TMA show in the U.K. Brigantia Marketing will be direct marketing MAVIS(TM) to SME (Small to Medium Enterprises) in the U.K, and will offer leasing facilities to include hardware, software, PBX, installation and training. PTT has also entered into a distribution agreement with Interlink (a Swiss company) who will assist with the marketing of MAVIS(TM) in Switzerland, France, Germany, Belgium and Spain. To date there has been no significant revenue as a result of these agreements. (See Subsequent Events)

         The Corporation also expects to market MAVIS(TM) to the hospitality and the health care industries through Paramount, its recent acquisition, and to the clients of RomNet. PTT and CCI have been seeking marketing partners throughout the United Kingdom and Europe, and CCI and ACC are doing the same throughout the United States. To date there has been no significant revenue as a result of these agreements or efforts.
(See Subsequent Events)

MAVIS(TM) is marketed through Tiller International Corporation ("Tiller International"), a registered company of Monte Carlo, Monaco, in the former Soviet Union, Poland, Hungary, Czech Republic and other countries of the Eastern Block (the "Eastern Block"). To date Tiller International has not reordered additional MAVIS(TM) units for the original 1,000 as part of a Distributor Agreement entered into in December 1998. There is no assurance that additional units will be sold during 2001.


     Carnegie Communications, Inc. ("CCI"), a wholly-owned subsidiary of the Company was formed in 1997 to market PTT's products including MAVIS(TM)and other IVR products and services. (See Subsequent Events).

IVR Products

     PTT has also developed a variety of IVR software products which are expected to be marketed in Europe and the United States. These products include the following: (See Subsequent Events)

         OrderMaster(TM): This product allows businesses to place orders from various suppliers in a general voice box owned by PTT. The orders are then forwarded to the supplier seamlessly. Conventional phone ordering requires calls to each supplier individually by a certain time or, if placed after business hours, require a voice mail to be provided and a response on the next business day. OrderMaster(TM) allows the customer to place the order at any time, seven days a week, that is transmitted to the supplier instantly. PTT charges a fee for handling each order to the supplier. The Company believes this product will facilitate customer reductions of internal costs by eliminating cumbersome overhead and providing timely updating of inventory records.

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

     The above list of IVR software products have, to date, not been a source of material revenue for PTT or the Company. There is no guarantee that future marketing of these products will result in material revenue for the Company. ((See Subsequent Events).

Telephone Business Systems--ACC & American Telephone & Computer

     ACC & ATC engage in the sale, installation and servicing of telephone instruments and systems, including without limitation, state-of-the-art telecom technologies such as computer telephone integration, data cabling, networking, auto attendant and voice-mail systems, and integrated voice response systems. ACC is one of the leading telecommunications hardware and software inter-connect dealers in the Baltimore-Washington metropolitan area. ATC services the greater Chicago Area. ACC & ATC targets mostly small to mid-sized businesses, providing flexible and cost effective phone systems, voice messaging and call center facilities.

     ACC & ATC major revenues are derived from the sale, installation and servicing of Comdial, Lucent or other telecommunications equipment. Comdial is a major manufacturer of business telecom systems in the United States.

     Sales are made by ACC & ATC directly to business end-users by their sales Departments. These sales departments include highly trained and experienced personnel with on-going training designed to facilitate expertise in fast-changing telecommunications technology. Marketing is achieved principally by Yellow Page advertising throughout the Baltimore-Washington regions, in Northern Virginia and in the Wilmington, Delaware area. ATC uses print media and Telemarketing and both rely on customer referrals. ACC currently has approximately 3,200 customer installations and ATC has 1,500.

     The market for ACC & ATC's products and equipment are subject to rapid technological development, changes in customer requirements and frequent new product introductions. However, the small-to-mid-size business targeted by ACC is less likely to rapidly change their phone system with every new technological change. Generally, customer needs and expectations will require ACC and ATC to continuously identify, test and market new equipment with features that keep pace with the new technology, evolving industry standards and competitive offerings. These activities are expected to require expenditures on testing equipment and on the training of sales and service personnel. ACC has been approved as a bidder of contracts for the Federal General Services Agency, the Department of Defense and Maryland's State Department of Procurement, for all of whom ACC has installed various systems. ATC is a provider to the Naval Great Lake Training Center where it maintains a satellite office.

     ACC & ATC have maintained a favorable relationship with its suppliers such as Comdial's Key Voice, Sprint's North Supply, and ALLTEL Corp. for its main systems and products. Incidentals, such as computers, monitors, keyboards, jacks, and cords are usually purchased through a variety of vendors. If ACC were to experience significant delays, interruptions or reductions in its supply of Comdial key telephone systems, or unfavorable changes to prices and delivery terms, ACC & ATC could be adversely affected. (See Subsequent Events - ACC)

Support Services--RomNet

     RomNet is engaged in the business of providing technical support solutions (computer help desk services) and beta testing services for CD-ROM products, software and hardware. Additionally, RomNet provides internet support related to web based products and services and support solutions for e-commerce. RomNet's early development focused on providing telephone technical support for CD-ROM products. While this service continues to be the core of the business, the increasing popularity of the Internet in recent years has given rise to the development of a variety of support service options that are specially designed for a wide range of Internet products and services.

     RomNet provides support services for some licensees of its client's products via telephone, e-mail, on-line chat and fax. RomNet also develops and hosts customer support Web sites and through the posting of Frequently Asked Question (FAQ) on the customer's site, offers clients cost efficient alternative methods for providing technical and customer support. RomNet's major clients include Arthur Anderson LLP, American Medical Association (AMA), McGraw-Hill, Oxford University Press, Princeton Review Publishing and Scientific American (division of Healtheon/Web MD).

     The products supported by RomNet are as varied as its clients and range from software, including games and entertainment products, to business and financial applications. Many products operate on a variety of platforms and operating systems, such as Linux and Microsoft OS. Additionally, RomNet supports peripherals such as digital storage devices, MP3 players, children's computer phones and WAP (Wireless Access Protocol) for cell phones. RomNet also performs troubleshooting for Internet user problems relating to connectivity (TCP/IP ) and browser issues.

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

         Each RomNet client is assigned a product manager and a core group of technicians, who will be the "front line" of support for all product(s) of the client. Employees of RomNet include students and recent graduates from institutions within a three mile radius of RomNet's Boston office such as MIT, Harvard and Boston University who have major areas of concentration in fields including engineering and computer science. As a result of the high technologically sophisticated personnel available to RomNet, the Company believes that operations at RomNet will continue to develop on a state-of-the-art basis as well as provide a talent pool for the Company's other businesses, however, there can be no assurance in this regard.

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

         Changes in technology are expected to impact RomNet's core business by shifting focus more to the Internet. Technical support for software and hardware comprises about 45% of RomNet's services. In 2001, the Company estimates global technical support will represents approximately 40% of the core business. Internet support and Internet services will comprise another 45% of the operation with the remaining 15% devoted to beta testing and e-commerce related activities. The Company expects that within the next three to five years Internet technical support will be the dominant source of revenue for RomNet. Providing technical support for companies seeking to do business on the Internet provides RomNet the opportunity to sell products available from such companies or to offer discounts and promotions on behalf of such companies. RomNet also fulfills product orders for its clients, serving as a telephone distribution channel to supplement primary and traditional retail sales.

         RomNet is developing a web based technical support site for computer users. The web site, which is presently under construction, will offer support solutions to the novice computer user. For a fee, less savvy computer users will have the opportunity to use RomNet's data base resources and have access to live technical support. Interested web surfers may choose to call a 900-exchange toll number for one-time support that is billed to their home phone. Frequent caller is need of additional support will be able to select from three subscription plans: thirty minutes over a period of one month, 60 minutes to be used over a period of three months or 180 minutes to be used over the course of a year. Additional revenues are anticipated from advertising revenues from the sale of banner ads on the web site.


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

COMPETITION

     PTT. The Corporation's competitors in the development of voice recognition systems are independent companies such as Vocalis and Phillips as well as PBX and key telephone manufacturers such as Lucent Technologies, Northern Telecom, Siemens, Executone, Panasonic and Toshiba. Carnegie believes some of these companies are seeking a partner to integrate and further develop such systems into their equipment. Most of these companies have greater financial, technical, personnel and other resources than Carnegie and have established reputations for success in the development, licensing and sale of their products and technology. The Corporation believes that MAVIS(TM) can compete favorably with any similar system being currently marketed. Unlike many such systems, MAVIS(TM) can be integrated with most existing and all new PBX equipment. MAVIS(TM) can be produced in a number of different languages. Ongoing research and product development for voice recognition products is widespread and highly proprietary, and as a result, the Company cannot know the full extent of its competition or the stage of its competitors' product development. The Corporation believes that other companies including Registry Magic and General Magic are attempting to develop voice recognition software systems functionally similar to MAVIS(TM).

     There are many companies developing IVR software products that have substantially greater technical, financial and marketing resources as well as larger customer bases and greater name recognition than PTT or Carnegie. The Company's competitors in the telephony market for messaging systems are independent suppliers, including Octel Communications, Active Voice, Voysys, and Cellware Technologies. PTT's IVR products represent a rapidly evolving market with competition from many companies. However, the Company believes it can compete due to the innovation of the Corporation's products, early marketing, price, relationship with end-users, and the universality of many of its software products. (See Subsequent Events)

     ACC & ATC. The telephone business systems market is highly competitive and the Corporation believes competition will intensify as manufacturers such as Lucent Technologies and Northern Telecom continue to acquire smaller telecom companies. ACC & ATC's principal competitors are a few local businesses which represent manufacturers such as Siemens, Panasonic, Northern Telecom, North Star, and Toshiba. Lucent Technologies, Bell Atlantic, and Executone who sell directly to customers and through local businesses. The larger companies have tremendous national advertising resources. Many have greater name recognition, substantially greater technical, financial and marketing resources, as well as larger customer bases. The Corporation believes that by targeting the small and mid-size businesses ACC & ATC has an edge in both pricing flexibility and customer relations. The approval of ACC's Lucent "Business Partner" Dealership will enable ACC to take advantage of the advertising and name recognition associated with Lucent Technologies. Competition for skilled and trained technicians and sales personnel is intense. ACC & ATC's continued success depends on its ability to attract and retain key personnel involved in its sales, technical, and administrative departments. ACC & ATC's success also depends on the ability of its officers and key employees to manage growth successfully. ACC & ATC must smoothly and promptly replace requisite staff positions and oversee the training of new personnel. (See Subsequent Events)


     RomNet. There are many companies in the marketplace that offer technical support services similar to RomNet. Many of the larger outsourcing companies such as Sykes Enterprises, Keane Inc., Stream International, and 800 Support are large enough to have offices across the United States and overseas and are able to provide their services to major companies of the size of Microsoft, Lotus and Oracle. RomNet targets privately held software/hardware developers as well as those Fortune 500 companies that may be relatively new to this arena. RomNet believes it offers a more customized approach to technical support and customer service than the competition. RomNet further believes that a more flexible approach to the business relationship has attracted clients such as Arthur Andersen LLP, American Medical Association (AMA), McGraw-Hill, etc., as well as others.

     Victoria Station. There are many well known "brand" restaurants in the Miami Airport area. These locations have larger marketing budgets and newer units. They include, OutBack, Graddy's, Tony Roma's and Lone Star Grill, among others. Such competition may adversely affect the Company's revenues.


INTELLECTUAL PROPERTY

     The Corporation's success depends in part on its ability to protect its proprietary technology. PTT believes that its success will depend on its ability to design, develop and market new products and new or enhanced applications, rather than patent protection. However, the likelihood of obtaining patents is evaluated with respect to each product and patent applications are filed where appropriate. The Corporation has filed a patent application for the OrderMaster(TM) in England and under the Patent Cooperation Treaty which permits filing in 95 countries worldwide upon designation within one year and the payment of appropriate fees. The Corporation is in the process of filing new patent applications for MAVIS(TM) and filed in May 1999 a second patent application for other IVR software products in England and under the Patent Cooperation Treaty. The Corporation will look to obtain patents for MAVIS(TM) and other IVR software products, however, there can be no assurance that patents will in fact ever issue. The Corporation otherwise relies on a combination of copyright, trademark and trade secret laws, nondisclosure and other agreements and technical measures to protect its proprietary technology. The Company has two applications for trademark registration currently pending in the United States Patent and Trademark Office for the mark "MAVIS" in ordinary block letters and in a stylized form. There can be no assurance that the Corporation will be able to obtain any meaningful patent protection for its technology in the future or that measures taken by the Corporation will be adequate to prevent or deter misappropriation of its technologies or the development of technologies having similar performance characteristics. The Corporation licenses certain portions of its technology from third parties under written agreement such as the multi-language programs from Lernout & Hauspie that require the Corporation to pay ongoing royalties. The Corporation is not aware of any violation of proprietary rights claimed by any third party relating to PTT or its products. Because the computer technology market is characterized by frequent and substantial intellectual property litigation, there can be no assurance that the Corporation will not become involved in such litigation in the future to either enforce or defend its intellectual property rights. (See Subsequent Events).

EMPLOYEES

     In 2000 the Corporation together with its subsidiaries had 156 employees 140 of which were full-time and 16 part-time as follows:

     Carnegie:         9 full-time employees.

     PTT:              6 full time employees.

     ACC: 44 full-time employees they included 14 in sales and 30 in service.

     RomNet: 22 employees, they include 19 full-time employees and 3 part-time; 4 in administration, 1 in sales and 17 in service.

     Paramount:        9 full-time employees, of which 5 are in administration,
                       2 are in sales and 2 are in service.

     American Telephone & Computer:   13 employees.

     CCI:              1 full time employee.

     Victoria Station: 35 employees of which 22 are full-time and 13 part-time.

     Federation:       15 full time employees.

     RGG:              2 full time employees.

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


     PTT currently leases 1,900 square feet of office space in Sheffield, England through a three year lease which expires January 2001 The annual rent is approximately $33,000. (See Subsequent Events)

     The office of ACC is located in 10,594 square feet of leased space in Columbia, Maryland. The lease term is for five years expiring in October 2005 at an annual rent of $114,097. The annual rent will increase an average of 4.4% per year (See Subsequent Events).

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

         Federation currently leases 2,305 square feet in San Antonio, TX. The annual rent is $30,216. The lease expires August 31, 2001.

      The Victoria Station restaurant is located at 6301 Northwest 36th Street, Virginia Gardens, Florida. The annual rent per a lease, expiring in 2013 is $121,000.

     American Telephone & Computer Inc. leases 5054 square feet located at 650 West Grand Avenue Elmhurst, Illinois. The lease is 5 years, expiring in June 2004 with an annual rent of $68,228,88 and 2% per year increase.

     RGG Telecommunications, Inc., currently leases 450 square feet in Rockford, Il. The lease is month-to-month at $577.60 per month.

     The Phone Stop rental space is located at 1121 Lake Street, Oak Park, Il. The lease is for 3 years expiring on August 31, 2003 with an annual rent of $26,100 with a 3% increase per year. (The full lease agreement is attached as Exhibit 10.41 and incorporated herein.)


ITEM 3.   Legal Proceedings.

     On December 21,1998 Gloria Lucas, personal Representative of the Estate of John Charles Saah, brought suit against Carnegie, E. David Gable, Carnegie's Chairman, and David Pearl, a former officer of Carnegie, which was originally filed in the United States District Court for the Eastern District of Virginia, Alexandria Division, and has since been removed to the U.S. District Court for the Northern District of Maryland. This case stems from a series of contracts and negotiations resulting from the acquisition of ECAC by Grandname, the assignment to Carnegie and Carnegie's subsequent sale of ECAC. A Settlement Agreement was entered into and, a Dismissal with Prejudice only with respect to Carnegie has been filed with the Court. Payments have been made to the Plaintiff through the sale of Carnegie stock belonging to the Estate of John Charles Saah, which has been placed in escrow. Currently, there remains a balance due of approximately $106,000 plus a disputed amount of $130,654.

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

     In July 1998, the Corporation entered into a contract with Jan Bonner ("Bonner"), doing business as Source Financial of Houston, Texas, providing public relations services to the Corporation. In April 1999, Bonner filed suit in the state court in Harris County, Texas, seeking 180,000 shares of the Corporation's Common Stock as damages. On the Corporation's request, the case was removed to the United States District Court for the Southern District of Texas, Houston Division and the discovery process has commenced. The lawsuit was settled by the issuance to Bonner of 180,000 shares of the Corporation's Common Stock.

     On November 19, 1999, Communications Intercambio Mundial, Inc., Versatel Communications Corporation, and Edgardo Morelos and Lucio Rodriguez filed suit against Paramount International Communications, Inc. for Breach of Contract, Fraud, Negligent Interference with Economic Relationship and other related causes of action. Thereafter, in or about March 22, 2000, Paramount International Telecommunications, Inc. filed a cross-complaint against the complaining parties for Breach of Contract, Intentional and Negligent Interference with Economic Relationship, Commission of Fraudulent for Unfair Business Acts and Practices pursuant to California Business & Professions Code
Section 17200 and Declaratory Relief. Paramount International Telecommunications, Inc. contended that the complaint filed by the parties was baseless and that Paramount International Telecommunications, Inc. had suffered damages in excess of those complained of by the plaintiffs in the case. After exhaustive discovery in the case, as well as extensive negotiations regarding the respective parties' claims, the case was settled confidentially between the parties. Settlement took place in November 2000.

     On or about August 1, 2000, Joseph Fisher filed suit against Paramount International Telecommunications, Inc. and Call Data Clearing, Inc. for Breach of Contract. Thereafter, and on or about October 10, 2000, Paramount International Telecommunications, Inc. filed a cross-complaint against Joseph Fisher for Breach of Fiduciary Duty, Breach of the Implied Covenant of Good Faith Dealing, and Fair Dealing, Negligent Interference with Prospective Economic Advantage, Intentional Interference with Economic Advantage and Declaratory Relief. The parties have conducted substantial discovery and have recently attended a mediation to no avail. It is Paramount International Telecommunications, Inc.'s position that the claim is baseless and without merit. Trial is scheduled in this matter for August, 2001.

      On February 29, 2000 the Company filed an action for damages against individuals who have used the Internet chat rooms to publish and propagate "false and misleading statements about the Company, its executives and its employees." The action was filed in the United States District Court for the District of Maryland. It is filed against individuals, whose legal identities are unknown and used screen names. The Company has identified the user of certain of the screen names, and entered into a settlement agreement with him. In exchange for the Company's dismissal of the action, the individual agreed to a Permanent Injunction and Consent Judgement providing for a payment of $500,000 to the Company in the event of any further defamatory statements against the Company.

     A subsidiary of Carnegie terminated one of its key employees, Mark Ortner, and although most issues have been resolved, no final agreement has been executed. Carnegie believes that this matter will be resolved through the completion of ongoing negotiations amicably without the assertion of any further claims or litigation; however there can be no assurances in this regard.

     On November 14, 2000 a lawsuit was commenced in Baltimore County Circuit Court against Carnegie and several other defendants, including E. David Gable, Carnegie's Chairman, Lawrence Gable, a Vice President of Carnegie, and John Gable, a Carnegie employee, by Bel-Ken Associates, alleging damages against Carnegie as an alleged guarantor on a breached lease agreement. The Complaint, as amended, requests damages of $76,073.66. Carnegie believes that it has valid defenses to the claim. The lawsuit is currently in discovery stages. Carnegie believes that even if Plaintiff prevails, other defendants will ultimately be liable therefore, although there can be no assurance in this regard.

         On February 20, 2001 Alltel Communications Products Inc. commenced a lawsuit in Baltimore County Circuit Court against Carnegie, alleging damages for breach of contract involving an alleged distributorship agreement entered into on January 20, 1999. Plaintiff claims that it properly returned certain merchandise to Carnegie and is claiming a refund of $118,855 therefore. Carnegie believes that it has valid defenses to the claim, and has filed a counterclaim for Plaintiff's material breach of the distributorship agreement. The lawsuit is currently in discovery stages. Carnegie believes that it has no material liability although there can be no assurance in this regard.

         On November 22, 2000 Kathleen Cover and several other persons commenced a lawsuit individually and on behalf of Strongput, Inc. in Baltimore City Circuit Court against Carnegie, and several other defendants, including DAR Products Corporation, a former Carnegie subsidiary until September 15, 1997, E. David Gable, Carnegie's Chairman, Scott Caruthers, a former Carnegie Director and Shareholder, Dashielle Lashra, Scott Caruthers spouse, David Pearl, a former Carnegie Secretary, Richard Greene, a former Carnegie Secretary, and Acting Chief Financial Officer, Gary Dahne, a Carnegie employee, Richard Gershberg, a former law partner of David Pearl, Gershberg and Pearl, Gershberg and Pearl, LLP, Gershberg and Pearl, LLC, Dan Eckert, and Strongput, Inc. Carnegie believes the lawsuit is without merit against it and certain other defendants, and as a result thereof, Plaintiffs have agreed to dismiss the lawsuit against Carnegie,
E. David Gable, Richard Greene, and Gary Dahne.

         On October 25, 2000, Edward Lawson, as stakeholder and escrow agent, commenced an interpleader lawsuit against Carnegie, Fountainhead, Inc. and Lucky Dog, LLC in the Blaine County (Idaho) District Court. Plaintiff alleges that he and defendants entered into an escrow agreement for a transaction involving the purchase and sale of Carnegie Common Stock, pursuant to a November 25, 1999 Letter Agreement. The complaint alleges that Fountainhead delivered certain stock and Lucky Dog delivered $250,000 out of a required $500,000 to plaintiff, and plaintiff in turn delivered the $250,000 to Carnegie. The Letter Agreement required that Lucky Dog fully perform its obligations and tender the full $500,000. Carnegie has fully performed all of the conditions required of it under the Agreement. Lucky Dog has filed a cross claim against Carnegie seeking damages of $500,000 for claims of breach of contract, breach of covenant of good faith and fair dealing, fraud, violation of Idaho Securities Act, and negligence. Carnegie believes that it has no material liability and has filed cross-claims against Lucky Dog For fraud and breach of contract. Carnegie intends to vigorously defend itself in this matter and pursue its cross-claims, and believes it will be successful in defending this litigation to it conclusion or otherwise resolving the same in Carnegie's favor, although there can be no assurance in this regard.

         Carnegie previously reported certain disagreements with J-Net Group, the former owners of Carnegie's subsidiary RomNet, concerning certain payment issues. On March 2, 2000, as previously reported, Carnegie and J-Net agreed to the withdrawal of the Request for Arbitration, without Prejudice to the rights of either party. Carnegie and J-Net has since resolved this matter with the execution by Carnegie of a promissory note in the amount of $112,000, with equal monthly payments over 12 months, commencing March, 2001 and the issuance to J-Net of 525,000 shares of the Corporation's Common Stock in exchange for previously issued 52,500 shares of Series F Preferred.

         On March 22, 2001 Capital Media Networks Inc. commenced a lawsuit in the Circuit Court of Palm Beach, Florida against Carnegie, alleging damages of $16,333 for breach of contract involving an infomercial. Plaintiff claims that it fully performed the Agreement and is claiming a balance due on the contract. Carnegie believes that it has valid defenses to the claim, and that the Florida court has no jurisdiction. Carnegie filed a motion to dismiss the case on a jurisdictional basis. The motion is currently pending. Carnegie believes that it has substantial defenses and counter claims to the lawsuit, and believes it will be successful in defending this litigation to it conclusion or otherwise resolving the same in Carnegie's favor, although there can be no assurance in this regard.



         Several lawsuits were commenced between November 14, 2000 and January 29, 2001 against Carnegie's former subsidiary, Talidan, USA, Inc. The Company believes that any judgments that are or may be entered against Talidan USA, Inc. will have no material impact upon Carnegie's financial statements.

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

     On March 21, 2000, the Plaintiffs in the Maryland actions filed a consolidated complaint, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, 15 U.S.C. (S)(S) 78j(b) and 78t(a), as well as SEC Rule 10-b-5, 17 C.F.R. 240.10b-5. The consolidated complaint purports to be a class action filed on behalf of non affiliates who purchased or acquired the Corporations Common Stock in the period from September 15, 1998 to April 30, 1999. An agreement has been reached between the parties. This agreement and its terms require approval by the Court. The settlement will provide for the dismissal of the shareholder suits against the Company and Grant Thornton. The settlement terms include a payment to the shareholders by the Company's insurer in the amount of $2.25 million. The shareholders will also recieve $3 million in warrants in the Company's stock and a 3% interest in the Company's suit against Grant Thornton in the Baltimore City Circuit Court, described below. The Company is in progress of finalizing the settlement documents which will be presented to the U.S. District Court for preliminary approval on April 27, 2001. The Company expects the Court to approve of the settlement, but can give no assurances that it will be approved.

     The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken payment for the representation of all of the defendants, including current and former officers and directors of the Company, in the lawsuit. The SEC also asked the Company and its employees to submit certain documents or information pursuant to a private investigation. The Company's insurance has also paid for the submission of those documents and information. The Company may be subject to repayment of all or some portion of these costs. On May 23, 2000, the Company filed a Complaint against Grant Thornton and Arthur Flach, in the Circut Court for Baltimore City, alleging claims of breach of contract, negligence in preparation of the Company's 1997 and 1998 financial statements and defamation of certain company officers, who are also plaintiffs in the action. The Complaint entitled Carnegie International
                                                          ----------------------
Corporation, et al. v. Grant Thornton, LLP, et al., Civil No. 24-C-00-002639,
--------------------------------------------------
demands $2.1 billion in damages and is scheduled for trial in October 2001. Grant Thornton filed a Motion to Dismiss certain claims in the Complaint which was vigorously opposed by the Company. A hearing on Grant Thornton's motion was argued before the Court in January 2001, however no decision has yet been rendered. The parties are engaging in the exchange of the documents and expect to commence depositions in early May 2001.

The Company has retained the law firm of William H. Murphy, Jr. and Associates, P.A. with the law firm of Gary, Williams, Parenti, Finny, Lewis, McManus, Watson & Sperando as co-council on a full contingency so the Company will have no financial loss from this action.

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

         The following table reflects the high and low bid prices for the Corporation's Common Stock for each quarterly period from the first quarter of 1998 to the fourth quarter of 2000. These quotations are based on information supplied by OTC market makers of the Corporation's Common Stock, except for the high price range quoted for the second quarter of 1999 which was provided by AMEX. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                          2000                    1999                  1998
                 -----------------------------------------------------------------
                       Price Range              Price Range           Price Range
                 ----------------------     ------------------   -------------------
                  Low          High         Low        High        Low       High
                 -----    --------------    ----   -----------   -----   -----------

1st Quarter       -           -            $2.13       $7.31      $.22      $1.44
2nd Quarter      .625     $1.3125(1)        4.00       6.875(1)    .42      .8125

3rd Quarter      .5312     l.2188              -           -       .48       1.90
4th Quarter      .125       .6562              -           -       .73       2.45

/(1)/ Trading of the Corporation's Common Stock was suspended on April 30, 1999 and resumed on May 9,2000.

         As of February 28, 2001, there were 1,365 holders of record of the Corporation's Common Stock. At such date, 72,433,088 shares of Common Stock were outstanding including 29,286,666 shares held of record by CEDE Corporation on behalf of investors in the Company.

     The Corporation has issued preferred stock in series in connection with its business acquisitions, including: (i) 200,000 shares of Series A Preferred Stock issued to two shareholders of record, convertible on May 18, 2000 into the greater of 2,000,000 shares of Common Stock or $2,000,000 worth of Common Stock based on the fair market value price per share of Common Stock on May 18, 2000; (See Subsequent Event - sale of Harbor City Corporation.) (ii) 21,600 shares of Series E Preferred Stock issued to two shareholders of record, convertible on November 20, 2000 into the greater of 216,000 shares of Common Stock or $270,000 worth of Common Stock based on the fair market value per share of Common Stock on November 20, 2000; (See Note below). (iii) and 52,500 shares of Series F Preferred Stock issued to one shareholder of record, which will automatically convert on December 1, 2000 into the greater of 525,000 shares of Common Stock or $700,000 worth of Common Stock based on the fair market value per share of Common Stock on December 1, 2000. (See Item - Legal Proceedings JNet.)

      (iv) and 350,000 shares of Series G Preferred Stock to two individuals which will convert into common stock ninety (90) days following the fourth full calendar quarter based on the Company's cash flow as determined in the purchase agreement and the discounted fair market value per share based on the ninety
(90) day following the fourth full calendar quarter.

         NOTE: The owners of Series G Preferred Stock obtained their shares as a result of their sale to Carnegie of Voice Quest, Inc. Carnegie believes that material misrepresentations were made to fraudulently induce it to make the purchase and does not plan to convert these sharers to common stock.

Dividends

     The Corporation has declared no dividends and is not likely to do so in the foreseeable future.

Recent Sales of Unregistered Securities

     The following information relates to sales of securities of the Corporation issued or sold in the period from January 1, 2000 to December 31, 2000 that were not registered under the Securities Act of 1933, as amended ("Securities Act").


         Through December 31, 2000, the Corporation sold 10,460,625 shares of Common stock to 53 purchasers for an aggregate consideration of $4,373,878 in cash, the value of services, and the acquisition of Phone Stop (350,000 restricted common shares). The certificates representing such shares contained appropriate restrictive legends. To date, none of such shares have been transferred in transactions in public market of the U.S.


ITEM 6.   Management's Discussion and Analysis.

Overview

     The current history of the Corporation began on May 3, 1996 with the acquisition of ECAC and DAR. In early 1997, the Board of Directors determined that it was in the Corporation's best interests to concentrate its operations primarily on telecommunications rather than financial services. From such date through December 31, 1998, the Corporation has implemented the following acquisitions and dispositions which have transformed the Corporation's primary operations from financial services to telecommunications. In April 1997, the Corporation sold a substantial portion of ECAC's merchant accounts. In August of 1997, the Corporation acquired Victoria Station to provide for interim cash flow and revenues. In the month of September 1997, the Corporation (i) spun-off DAR through the formation of TimeCast Corporation. On September 28th 1997 Carnegie acquired PTT and Talidan. In January 1998, the Corporation sold all of the stock of ECAC to Ewing Partners Corporation d/b/a Value Partners, Ltd. The Corporation sold ECAC (Europe) to that company's management. The Corporation acquired ACC in the month of February 1998. In November 1998, and in December 1998, the Corporation acquired RomNet.

         In 2000 the Corporation acquired the assets of TeleResources and the Phone Stop. TeleResources was an interconnect business that is in the sale, installation and servicing of business telephones and system solutions and the Phone Stop is a wholesale and retail provider of cellular phone service and products as Verizon reseller. These business will be operated by the Companies wholly owned subsidiary American Telephone & Computer. The Company's wholly owned subsidiary Paramount acquired Federation Health Services a provider of telecommunications to the health care industry. A full description of above is set forth under the captions "Business- ATC, Phone Stop & Federation.

     In 1999 the Corporation acquired Paramount. Paramount provides telecommunications services and systems to the hospitality, health care and pay-telephone industries as an outside service provider in the United States, Canada and Mexico. A full description of Paramount set forth under the caption "Business - Paramount." The Company also acquired the assets of RGG, an interconnect company similar to ACC, although with a far smaller scale of operations. RGG is operated by ATC.

     During fiscal 1999, revenues were contributed principally by Paramount, RomNet and ACC. For 2000, revenues were contributed principally by Paramount, RomNet and ACC.

     As a result of the transactions described above in 1999 & 2000, the Corporation is primarily a telecommunications company whose business units are
(i) providing telecommunications services to the hospitality, health care and pay-telephone industries;(ii) The sale, installation and servicing of business telephones and system solutions; (iii) The provision of Internet support services, beta testing services and technical support for telephone related computer services (including software and hardware products); (iv) and the development and marketing of IVR software, including an automated voice independent systems known as "MAVIS(TM)."

     Income is also to be derived from one other source, the ownership and operation of the Victoria Station Restaurant near Miami, Florida.


The Corporation believes that for fiscal 2001, certain of the Company's subsidiary operations will improve. Paramount has experienced a down turn in sales due primarily to the increased use of cell phones by hotel guests and a decrease of room phone traffic. Paramount also experienced a loss of market confidence due to the long interruption of the corporations securities trading on a recognized exchange. We believe that as time expires, this loss of confidence is diminishing. The Company believes that the filing of class action suits also aggravated this issue. With the pending settlement, the Company believes some of the lost customers may return to Paramount. Paramount has added the operations of Federation to offset this down turn since cell phone use is prohibited in most hospital environments. Paramount is also attempting to increase the financial services side of its business with two new ventures in 2001. The corporation also believes that RomNet's business relations are strong and will continue to produce revenue and a positive EBITDA in 2001. New programs to increase revenue through the use of web based sales are near implementation at RomNet. RomNet is attempting to increase phone traffic and efficiency by using the employees of PTT for some new programs in 2001. The Company also expects the business of ATC to improve in 2001. TeleResources, the previous business, did far greater revenue than ATC is currently turning, and the greater Chicago marketplace is strong. ATC has a vigorous relationship with Ameritech in the Chicago market. The management of ATC is gradually increasing the business as new employees are employed and property trained. The Company may divest itself of Victoria Station Restaurant during 2001. Federation and Paramount are continuing efforts for new sales and new markets and the Company has great faith in the management of these companies. MAVIS will continue to be developed only when a new relationship with a development partner with a robust voice engine can be obtained. The Company still believes that voice activated products are the future of telecom and will remain interested in this project.


Results of Operations

     The results of operations for the fiscal years ended December 31, 1999 and 2000 described herein are based upon the Corporation's Consolidated Financial Statements for such years.

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

       The Company during 1999 acquired the following businesses:

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

     Paramount's client base consists of domestic and international hotels, motels, inns, resorts, hospitals, and publicly accessible telephone equipment providers. In March 1999, Paramount signed a three-year contract with First Choice Communications of Texas to provide billing, technical and support services to its hotel clients for 0+ and 0- telephone services. In addition, in April 1999, Paramount entered into a Memorandum of Understanding ("Memorandum") with a subsidiary of BCT.TELUS, a major Canadian telephone company, to provide and receive certain services for its hospitality industry clients in Canada. The Memorandum of Understanding has not been reduced to a contract due to the extended halt of the trading of the Company's shares.

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




     In October 1998 the Company requested a partial early payment on the Note which was received prior to the December 22, 1998 due date as set forth above. In consideration for such early payment, the Company (a) granted Westshire warrants to acquire 2,000,000 shares of the Company's common stock at a purchase price per share of $1.425, well above the then-market value of $.78 and (b) agreed to extend the due date of the balance of the first payment until January 27, 1999. The balance of the first quarterly payment was made in accordance with the revised terms of the Note. The second quarterly payment, which was due March 22, 1999, was made ten days early and in excess of the required amount. The balance of the third quarterly payment, which was due June 22, 1999, to date has not been made. The Company is in discussion with representatives of Westshire to secure payment but those discussions may have been adversely effected by a discussion between Westshire's attorney and a representative of our former auditor. Although the Company believes that there exists no material uncertainty as to Westshire's ability to pay, Westshire has not kept up payments during the trading halt. Therefore, the Company has established a reserve of $1,115,487 at December 31, 1999. The Company accept this negotiated settlement since it believed that there would be no other reasonable course of action to collect this debt without the Company being forced to litigate this offshore and the expense versus the ability of collection was questionable. The Company believes the cessation of payment was due in a large part to comments made to the attorney for Westshire by a partner of the Company's prior auditor Grant Thornton.

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

The operations (advertising) of Talidan were suspended in June of 1999. Although advertising ceased, payments continued to be received through December 1999, albeit at a decreasing rate. In December 1999, WWT (long distance service provider) notified Talidan that it was withdrawing the use of Talidan's premium long distance telephone as of January 1, 2000. This date was extended to March 15, 2000 by WWT. The operation of the business has been suspended. The business had no employees or office space since it contract thru third parties. A suspension was affected without additional costs to the Company.



          For the fiscal years ended December 31, 2000 and 1999:

(1) Revenues from external customers for (a) telecommunications was $15,781,345 and $18,486,206, respectively; (b) the restaurant was $1,561,963 and $1,843,148

(2) Interest expense for (a) telecommunications was $366,091 and $447,480, respectively; (b) the restaurant was $22,510 and $27,727, respectively; and
(c) corporate was $250,684 and $153,072 respectively;

(3) Income tax expense (benefit) for telecommunications was $0, and the restaurant was none and for corporate was $0 and $0, respectively;

(4) Depreciation and amortization including impairment for (a) telecommunications was $39,624,675 and $4,909,083, respectively; (b) the restaurant was $52,050 and $55,148, respectively; and (c) corporate was $132,729 and $147,886, respectively.

(5) Segment profit (loss) before taxes for (a) telecommunications was ($40,100,399) and ($6,948,661), respectively; (b) the restaurant was $(362,578)
and ($97,693), respectively; and (c) corporate was ($5,102,398) and ($5,234,813), respectively.

(6) Segment assets for (a) telecommunications was $7,607,211 and $47,778,086, respectively; (b) the restaurant was $163,399 and $180,807, respectively; and
(c) corporate was $952,848 and $683,691, respectively; and

(7) Expenditure for segment assets for (a) telecommunications was $399,326 and $355,319, respectively; (b) the restaurant was 3,629 and 9,657, respectively; and (c) corporate was $110,737 and $48,936, respectively;

With respect to the fiscal years ended December 31, 2000 and 1999 the following geographic area data for trade revenues is based on product or service delivery location, and property, plant and equipment is based on principal location;

(1) Revenues from external customers for (a) the United States was $15,184,920 and $14,914,382, respectively; (b) Brazil was $0 and $0, respectively;
(c) United Kingdom was $171 and $71,101 respectively; and (d) Canada was $2,158,217 and 1,556,650, respectively; (e) Mexico was $0 and 3,401,568, respectively.

(2) Segment assets for the United Kingdom was $53,737 and $3,793,003, respectively; and for the United States, net of inter-segment receivables was $8,626,914 and $44,738,740, respectively, and for Brazil was $0 and $0 respectively. Canada was $42,807 and 24,683, respectively; Mexico was $0 and 59,675, respectively.

     Fiscal Year Ended December 31, 2000. The Corporation realized revenues for the year ended December 31, 2000 of $17,343,308. Cost of sales for the year were $8,106,508. Operating expenses were $55,055,580 after impairment expenses, depreciation and amortization, interest expense (net of interest income) was $253,405 and there was an income tax expense of $0 resulting in the Corporation realizing a net loss of ($45,565,375) or ($0.69) per share, diluted.

The assumptions supporting the current value of goodwill are:

     The current intangible value at 12/31/00 is $4,820,322. The 4,820,322 value consists of Goodwill, Customer lists and assembled workforces. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1999 10-KSB for applicable periods of amortization. In order to assess the recoverability of the net Goodwill value, a cash flow is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired. Based on cash flow, impairment of goodwill existed at 12/31/00, _________________________________________________
Goodwill totaling $35,304,214 was impaired and charged to operating expense (see Consolidated Statement of Operations).


Acquisitions

The Company during 2000 acquired the following businesses:

     Paramount International Telecommunications, Inc., a wholly owned subsidiary of the Company completed an acquisition of Federation of Associated Health Systems, Inc., (Federation) of San Antonio, Texas on June 1, 2000.

     Founded in 1989, Federation is endorsed and preferred by numerous state hospital associations, and currently serves more than ___ hospitals with telecommunications services, primarily in 0+/- call auditing and international one-plus sectors. Paramount, a Vista, California-based company acquired by Carnegie in March 1999, provides similar services, primarily in the hospitality industry.

     The purchase agreement for Federation calls for $3.5 million dollars in Carnegie shares, to be issued a year from closing based on the Federation's projected EBITDA of $1.5 million for that period. The number of shares issued will be based on the Federation's performance and the average price of Carnegie shares in the 30 days preceding the one-year anniversary of the acquisition. The acquisition agreement also calls for additional compensation based on Federation's performance over years two and three. S.R. Alexander Benningfield, chairman of the Federation and Craig Bass its president have agreed to two (2) year consulting agreements with the company as part of the purchase agreement. The full purchase agreement is attached as Exhibit(10.35) and incorporated herein.

     On July 20, 2000 the Company acquired the assets of TeleResources. Inc., an Illinois corporation from Remington Tech Corporation, an Illinois Corporation that had acquired the assets through a public sale of the assets under a Chapter 7 sale as a secured creditor. The purchase price was $250,000 which was payable as follows (i) Three Hundred Fifty thousand (350,000) shares of the Company,
(ii) Warrants to acquire One Hundred Thousand (100,000) shares of common stock at One Dollar and Seventy Five cents ($1.75) per share, exercisable at any time for a period ending two (2) years the closing date (iii) Warrants to acquire One Hundred and Fifty Thousand (150,000) shares of common stock at Two Dollars and Twenty Five cents ($2.25) per share, exercisable at any time for a period ending three (3) years the closing date. The Common Stock and the Warrants shall be restricted securities as defined in Securities and Exchange Commission Rule 144 promulgated under the Securities Act of 1933, as amended. The assets were assigned to the Companies wholly owned subsidiary American Telecommunications & Computers, Inc., a Maryland corporation. TeleResources operated as an "interconnect company" similar to ACC Telecom and RGG

Communications. As with both of these Companies, TeleResources sells, installs and services Comdial (CMDL) telephony systems. The area of its customer base is greater Chicago. (The full purchase agreement is attached as Exhibit (10.36) and incorporated herein.)

     On July 21, 2000, the Company purchased the assets of Phone Stop, Inc. an Illinois Corporation. The purchase price as amended on January 3, 2001 is Three hundred fifty thousand (350,000)shares of the Company. The Common Stock shall be restricted securities as defined in Securities and Exchange Commission Rule 144 promulgated under the Securities Act of 1933, as amended. The assets were assigned to the Companies wholly owned subsidiary American Telephone & Computer, Inc., a Maryland corporation. The Phone Stop operates a retail and wholesale business selling cellular phones and services under an agreement with VERIZON WIRELESS. The business is located in Oak Park, Illinois in a rented location. (The full purchase agreement and its amendment is attached as Exhibit 10.37 and incorporated herein.)


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

Working Capital and Liquidity

     Cash needs of the Company have been met to date by a combination of funds generated from operations, from borrowings, from the sale of assets and from issuances of the Corporation's stock for cash and for services. For 2000 the Corporation had cash flow used in operations of (1,422,191) and generated $1,705,308 in proceeds from the sale of stock. Cash from borrowings amounted to 1,258,827 and 766,306 for the years ended December 31, 1999 and December 31, 2000, respectively.


         In addition, during 2000 and 1999, the Corporation issued 3,963,921 and 843,180 shares of the Company's Common Stock at a value of $2,678,461 and $132,529, respectively as compensation for services rendered by various consultants, attorneys, and others.


         The following information relates to sales of securities of the Corporation issued or sold for the period beginning January 1, 2000 through the filing date herein and were not registered under the Securities Act of 1933, as amended.


         If the Company were to use the average closing price for the same period, the result would still be significantly more than stockholders equity of $(2,047,425).

                       $0.56 x 70,542,140 = $39,503,598

         The Company shall continue to review as required any impairment of assets and if found would take the accounting adjustments required under GAAP and SEC bulletins.

         On January 13, 2000 during the trading halt, the Company entered in a share purchase agreement with Infinity Ventures.net. The agreement was for the investor to purchase Two Million (2,000,000) shares of restricted Common Stock of the Company subject to the provisions of Rule 144 of the Securities Act of 1933 for Thirty Five cents ($0.35) per share, or an aggregate purchase price of Seven Hundred Thousand Dollars. The agreement called for the purchase to be made in three (3) installments, which were all made. The agreement also called for registration rights and penalties, an option to acquire a business owned by the Company in the event the Company's shares do not resume trading within a specified period of time and a yield protection provision. On February 14, 2001 the Company reach an agreement with the investor tied to the Companies action versus its former auditors and the pending merger with Host Funding.


The Company also did an analysis of its Goodwill based on the following:

     The current Goodwill value at 12/31/00 is $4,820,322. The 4,820,322 value consists of Goodwill, Customer lists and assembled workforces. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1998 10-KSB/A for subsidiary specific periods of time. In order to support the net Goodwill value, a cash flow and discounted cash flow report is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired and charged to operating expenses. All subsidiaries passed the "cash flow/Goodwill test" at 12/31/00, except Paramount International Telecommunications, Inc., and Talidan, USA. Goodwill was impaired and charged to operating expense.

     During 2000, the Company has expended available cash resources on (1) the operating requirements of the Corporation and its subsidiaries, (2) the payment of signing bonuses related to the Paramount Employment Agreements, and (3) the repayment of short term borrowings, (4) cost for legal and re-audit of 1998.


     On September 25,2000 the Company announced a financing agreement with Williams, Rosen and Wall, LLC a Wilmington, Delaware - based investment banker. In the Companies 3rd Quarter 10-QSB filed on November 14, 2000 under subsequent events stated that the financing will not be completed and is incorporated herein by reference.

     The Corporation's plans for 2001 include additional acquisitions of companies engaged in the sale, installation and servicing of telephone systems and equipment. The provision of technical and Internet support services or the provision of operator service and related products in other areas of the United States. If such acquisitions require substantial amounts of cash the Corporation intends to issue additional stock or incur additional debt. The ongoing activities of the Corporation, including those extraordinary in nature, may require funding in excess of the resources that will be available through operations. The Corporation believes, that if the Common Stock resumes trading on AMEX, or another stock exchange or quotation system, the Company expects that it may be able to generate such additional capital, however, there can be no assurance in this regard. If acquisitions are funded utilizing bank debt it is likely that such debt would be secured with the assets of the company to be acquired but may require additional security through other assets of the Corporation. There can be no assurance that any such financing will be available on terms favorable to the Company, or at all.


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

ITEM 7.   Financial Statements

     The financial statements are included herein following Item 13 of this Annual Report on Form 10-KSB commencing on page F-1..

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



                                     PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following is a listing of the directors and executive officers of the Corporation as of December 31, 2000, their ages and positions with the Corporation.



Name                            Age/(1)/   Position/(2)/
----                            --------   -------------

E. David Gable/(3)/                  52   Chairman of the Board of Directors
Lowell Farkas/(4)/                   61    Director, President and Chief
                                            Executive Officer
Barry N. Hunt                        53    Director

Michael Eberle                       55    Executive Vice President
Michael R. Faulks                    47    Vice President
Lawrence Gable                       56    Vice President
Arthur Abraham                       46    Vice President & Controller
Adnan Khan                           33    Director
Allan Jay Kovitz                     59    Director
Walt Nawrocki                        56    Director

-----------------------------
/(1)/ As of December 31, 2000.
/(2)/ Each Director holds office for one year and until his successor has been duly elected and qualified.
/(3)/ E. David Gable and Lawrence Gable are brothers. E. David Gable also serves as a member of the Company's Office of the Chief Operating Officer.
/(4)/ Pursuant to Lowell Farkas' employment agreement with the Corporation, he is entitled to be a Director so long as he is the President. Mr. Farkas also serves as a member of the Company's Office of the Chief Operating Officer.
/(5)/ Pursuant to terms of the Paramount Acquisition Agreement, Mr. Eberle is entitled to a seat on the Board of Directors but has not yet exercised such right. Mr. Eberle also serves as a member of the Company's Office of the Chief Operating Officer.


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

     Lowell Farkas. Mr. Farkas serves as the President and Chief Executive Officer of the Corporation and as a Director. Mr. Farkas served as a part-time consultant to the Corporation from October 1996 until May 1997. He was appointed a Director and President and CEO in May 1997 and continues to serve in these positions as well as serving as a member of the Company's Office of the Chief Operating Officer. Prior to joining the Corporation, Mr. Farkas served as President and CEO of Mad Martha's Ice Cream, Inc. from 1995 to 1996. (Mad Martha's Operated as Debt in Possession in 1996).From 1992 to 1995, Mr. Farkas was a management consultant on a full-time basis to A.S. Management Corporation which operate restaurants on the east coast. Mr. Farkas has also served as the President, Chief Executive Officer and a member of the Board of Directors of Victoria Station Acquisition Corporation and the Executive Vice President and Chief Operating Officer of The Horn & Hardart Company.

     Barry N. Hunt. Mr. Hunt has served as a Director of the Corporation since October 1998. Mr. Hunt also serves as the President of ACC. He is the co-founder of ACC and has served as its President since 1979. (See Subsequent Events-Changes in Directors and Management)

     Adnan Khan. Mr. Khan has served as a Director of the Corporation and as a member of its audit Committee since October 1999. He is the owner of IQ Systems of Laurel, Maryland, which provides corporate technology and information solutions in the Baltimore/Washington area, and is one of the top beta sites for new Microsoft business solutions software. IQ Systems, supplies Carnegie with hardware for its MAVIS(TM) system, along with software support. Mr. Khan has a dual MBA in finance and computer science from Georgetown University and is a Microsoft(R) Certified Systems Engineer.

     Walt Nawrocki. Mr. Nawrocki has served as a Director of the Corporation and a member of its audit committee since November 1999. In November, 1999 he was named CEO of Intraco Systems, Inc. (OTCBB: INSY), of Boca Raton, Florida, which specializes in convergence of voice and data technologies for business. Prior to that time he was President, CEO and Director of Registry Magic for 3 years prior after leaving IBM for many years holding various positions including manager for Worldwide Product

Development and Business Management. Mr. Nawrocki has received numerous Computer Telephony industry awards.

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

     Lawrence E. Gable. Mr. Gable has served as a Vice President of the Corporation since May 1997. He is currently responsible for operation of the Company's wholly owned subsidiary, American Telephone & Computer, the Corporation's telephone interconnect operations in Chicago, Il. From February 1996 through February 1997, Mr. Gable served as a consultant to ECAC. Prior thereto, Mr. Gable worked as a Sales Representative for Shaw Industries, a Corporation engaged in the carpet and floor covering industries.

     Arthur E. Abraham. Mr. Abraham serves as Vice President and Corporate Controller. He was hired in March 1999 as Corporate Controller and was promoted to Vice President in January 2000. Prior to joining the Corporation, Mr. Abraham served as Chief Financial Officer of Medical Management Sciences, Inc. (a healthcare management company) from 1993 to 1999 and as the Mid-Atlantic Regional Controller for Haagen-Dazs Company, Inc. from 1988 to 1993.

Changes in Directors and Management During 2000

     The following changes occurred between January 1, 2000 and December 31,
2000:

     Richard Greene, Vice President, Corporate Secretary & Acting Chief Financial Officer left the Company in December 2000 to pursue other business interests.

     Arthur Abraham, the Corporate Comptroller since April 1999, was appointed Vice President, Corporate Comptroller in January, 2000 by the Board of Directors.

     Steven R. Wood of Redmond, WA joined the Board of Directors in July of 2000. Mr. Wood tendered his resignation on December 12, 2000 with regret. Mr. Wood stated "Due to the distance between Carnegie's headquarters and my residence, I do not believe it is possible to participate effectively in the oversight of the company." (The full letter is attached as Exhibit 99.10 and incorporated herein.)


     William M. Reffett of Bellevue, WA joined the Board of Directors in July of 2000. Mr. Reffett tendered his resignation on December 12, 2000 with regret. Mr. Reffett stated "Due to the distance between Carnegie's headquarters and my residence, I do not believe it is possible to participate effectively in the oversight of the company." (The full letter is attached as Exhibit 99.9 and incorporated herein).


Subsequent Events:

Barry Hunt tendered his resignation on March 1, 2001 has as a member of Carnegie's Board of Directors, Mr. Hunt was a Board member since the Company acquired Harbor City Corporation d/b/a/ ACC Telecom on May 18, 1998. Mr. Hunt stated in his letter of resignation "I take this action because of what I perceive as a narrowing options presented to me by Carnegie. Of the options presented, all result in the interest of the company diverging from my personal interest in the near future." (The full letter is attached as Exhibit 99.8 and incorporated herein.)

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


ITEM 10.  Executive Compensation.

Summary Compensation Table

     The following table sets forth certain information concerning compensation of the Corporation's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December 2000 and 1998

         Annual Compensation                                  Long Term Compensation
         -------------------                                  ----------------------
                            Salary per    Salary       Salary             Restricted           Securities        All other
                                                                                               Underlying
                      Year   Agreement     Paid        Accrued  Bonus     Stock                Options/SAR's    Compensation
                                                                            Awards
     E. David Gable  2000     200,000     81,305       118,695             448,000      (4)    1,500,000   (5)
                     1999     200,000     48,462       151,538

      Lowell Farkas  2000     200,000     68,544       131,456             268,800      (4)    1,500,000   (5)
                     1999     200,000     102,512      97,488

      Michael Faulks 2000     112,500     48,375   (3) 64,125
                     1999     107,250     26,450   (3) 80,800

       Mike Eberle   2000     130,000     130,000         -
                     1999     108,333     108,333  (1)    -    375,000(2)

       Barry Hunt    2000     125,000     125,000         -
                     1999     125,000     125,000         -

      David Moody    2000     130,000     130,000         -
                     1999     108,333     108,333  (1)    -    375,000(2)

      David Patton   2000     130,000     130,000         -
                     1999     108,333     108,333  (1)    -    375,000(2)

     (1) Paramount International Telecommunications, Inc., acquired March 1, 1999 - 10 months salary

     (2)  Received sign-on bonus when Paramount was acquired.

     (3) This amount reflects conversion of (Pounds) 75,000 received by Mr. Faulks, at an estimated exchange rate of $1.60.

     (4) All of such shares were issued pursuant to grant of discretionary bonuses by the Company's Board of Directors, with respect to performance of the Company during fiscal 1997. The SEC, in reviewing the Company's Form 10-SB, questioned in writing to the Company's attorney on March 29, 1999 the discounted value on 1997 Company acquisitions. As a result, until such issues were resolved, Company management voluntarily elected to return all of the shares issued (500,000 Mr. Gable; 300,000 Mr. Farkas) to the Company without further consideration. Upon review of the re-stated 1997 financial statements on which the bonuses were based and review of each employment agreement, the bonuses in question were in fact earned. These shares will be returned to the employees.

     (5)  Issued as part of revised employment agreement.

          The Chairman and President of the Company have agreed to defer a substantial portion of their respective salaries and expense reimbursements during 2000 and 1999,(as noted above and prior period). The Company has undertaken to pay these deferred salaries and expenses in the form of cash and/or stock to be negotiated in amounts as yet to be determined.

Option/SAR Grants in Last Fiscal Year

     None

                             Employment Agreements

     On September 28, 2000 Mr. Farkas' employment agreement was renewed and altered by the Board of Directors through unanimous consent to reflect the fact that both he and Mr. Gable have worked for the last two years without pay for greater period of time. Both Mr. Farkas and Mr. Gable have had substantially reduced salary payments due to the lack of cash flow. The Board of Directors moved to insure that both executives would remain for a minimum period without risk that they would take any action against the company for payment or resign. Mr. Farkas and Mr. Gable have therefore allowed their salaries and expenses to accrue for the greater part in hopes that the company would at a future date make the payments. Mr. Farkas' annual salary under the new agreement dated September 28, 2000 and commencing January 1, 2001 accrues at a rate of 300,000 dollars per year. An annual Bonus may be awarded by the Compensation committee at their sole discretion from 0% to 100% of Mr. Farkas base salary. As an inducement to enter into the agreement the Committee has awarded Mr. Farkas options to purchase 1,500,000 shares of stock to vest over two years at one third each year and one third on September 28, 2000. The exercise price is $0.58 per share and has a five year term. The Compensation Committee can from time to time issue other options. Mr. Farkas is eligible for other fringe benefits such as insurance for life and health and certain retirement benefits as well as the reimbursement of certain expenses including but not limited to auto expense. Mr. Farkas' agreement terminates on August 30, 2003. The full employment agreement is attached as Exhibit 10.38 and incorporated herein.)


On September 28, 2000 Mr. Gable's employment agreement was renewed and altered by the Board of Directors through unanimous consent to reflect the fact that both he and Mr. Farkas have worked the last two years without pay for the greater period of time. Both Mr. Gable and Mr. Farkas have had substantially reduced payments of salary due to the lack of cash flow and extraordinary expenses. The Board moved to insure that both executives would remain for a minimum period of time with reduced risk that they might take any action against the company for payment or resign.

Mr. Gable like Mr. Farkas has therefore allowed his salary payments to accrue in large part in hopes that the company might make the future payments. Mr. Gable's salary accrues at a rate of 350,000 dollars per year commencing January 1, 2001 under the September 28, 2000 agreement. An annual bonus may be awarded by the Compensation Committee at their sole discretion from 0% to 100% of Mr. Gable's annual salary. As an inducement to enter into this agreement the Committee awarded Mr. Gable 1,500,000 options to purchase shares at $0.58 with a five year term. These options vest one third immediately and one third on each of the following two anniversary dates of the agreement. Other options may be granted from time to time by the committee at their discretion. Mr. Gable is eligible for certain fringe benefits including but not limited to reimbursement for auto and other expenses as well as life, health and retirement benefits. Mr. Gable's employment agreement terminates on April 7, 2003. The full employment agreement is attached as Exhibit 10.39 and incorporated herein.)

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

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table reflects the beneficial ownership of the Corporation's Common Stock as of December 31, 2000. The table includes directors, executive officers, each person known to Management of the Corporation to own beneficially, directly or indirectly, more than 5% of the Corporation's Common Stock. All directors and executive officers as a group are included. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of all executive officers and directors is the principal office of the Corporation.


5% Beneficial Owners                           Number of Shares         Percent of Class
--------------------                           ----------------         ----------------

NONE REPORTED TO MANAGEMENT



Executive Officers and Directors                   Number of Shares        Percent of Class

E. David Gable/(1)(2)(3)/                               953,100                  1.30%
Lowell Farkas/(3)/                                      593,800                   .80
Michael Eberle                                        2,807,300                  4.68
Michael R. Faulks                                       370,370                   .62
Barry N. Hunt/(4)/                                        7,385                   .01
Adnan Khan                                                    0                     0%
Walt Nawrocki                                                 0                     0%
Allan Kovitz                                              1,000                     0%
All directors and executive officers                  4,732,955                   6.6%
 as a group (8 persons)

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


ITEM 12.  Certain Relationships and Related Transactions.

     On June 25, 1999, American Champion Entertainment, Inc. a Delaware corporation ("American Champion") loaned the Company $250,000, with an origination fee of $25,000, fixed interest of $25,000 and warrants to purchase the Company's Common Stock at an exercise price of $3.50 per share. E. David Gable, the Corporation's Chairman, serves as a director of American Champion. The American Champion loan is due December 31, 1999 and is secured by an option to purchase 100% of the stock of RomNet, exercisable in the event of default of such loan, at a price equal to two times gross sales for the 12 months prior to the date such option is exercised, less any unpaid principal and/or loan fees or interest on the loan. The Company entered into such loan agreement at arms-length and the Board of Directors of the Company approved the transaction as being in the best interest of the Corporation with particular reference to the Company's financial condition and the lack of reasonable alternative sources of Financi g. The Company has requested an extension of the payment terms of such loan with conversion of the interest and origination fee to Common Stock of the Company. The Company does not believe default on this loan would cause any material adverse effect on the Company's financial condition. On February 17, 2000, American Champion Entertainment, converted its debt to equity with shares to issued based on the trading value of the shares average for a period after trading resumes plus 75,000 warrant at an exercise price of $3.50 per share that expire on June 25, 2002.

     TimeCast spun off DAR in December 1998. The Corporation had made loans to DAR in the amount of approximately $57,000 to fund its operations since the Corporation acquired all of DAR's assets and outstanding shares in May 1996. The Corporation has agreed on March 16, 1999 to extend the service agreement to TimeCast until March 15, 2001.


ITEM 13.  Exhibits, List and Reports on Form 8-K.

Exhibits

     The exhibits filed as a part of the Annual Report on Form 10-KSB for 2000 filed on April 16, 2000, are incorporated by referenced are listed in the "Index of Exhibits" on the page following the signature page hereof.

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

         Report on Form 8-K as filed with the SEC on March 23, 2001, in connection with the sale of the assets of Harbor City Corporation.

Pursuant to the following requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacity and on the dates indicated.

Signature                          Title                             Date
------------------------------------------------------------------------------


-------------------------
E. David Gable           Chairman of the Board & Director       April 17, 2001


-------------------------
Lowell Farkas            President & CEO                        April 17, 2001


-------------------------
Arthur Abraham           Vice President & Controller            April 17, 2001
                         Acting Secretary


-------------------------
Adnan Khan               Director                               April 17, 2001


-------------------------
Allan Jay Kovitz         Director                               April 17, 2001


-------------------------
Walt Nawrocki            Director                               April 17, 2001

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

10.18 Stock Purchase Agreement between the Corporation and Voice Quest, Inc. (filed as Exhibit 10.18 to Amendment Number 1 of the Corporation's Form 10-SB/A, filed with the Commission on February 12, 1999 and incorporated by reference herein).

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

10.28 Termination and Consulting Agreement between the Corporation and Bennett H. Goldstein dated September 30, 1999. (filed as Exhibit 10.28 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.29 Loan Agreement between Carnegie and American Champion Entertainment dated June 25, 1999. (filed as Exhibit 10.29 to the Corporation's Form 10-KSB/Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

10.30 Letter of Intent between the Corporation and R.G.G. Communications, Inc. dated April 1, 1999. (filed as Exhibit 10.30 to the Corporation's Form 10-KSB/A. Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

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

10.35     Acquisition Agreement between Paramount International
          Telecommunications, Inc., and a wholly owned subsidiary of Carnegie International Corporation and S.R. Alexander Benningfield, and Craig
          N. Bass and incorporated by reference herein.

10.36 Asset Purchase Agreement dated July 20, 2000, between Carnegie International Corporation and Remington Tech Corporation and incorporated by reference herein.

10.37 Asset Purchase Agreement dated July 27, 2000 between Carnegie International Corporation and Eileen Milsna and incorporated by reference herein.

10.38 Employment Agreement between Carnegie International and Lowell Farkas effective September 20, 2000, and incorporated by reference herein.

10.39 Employment Agreement between Carnegie International and E. David Gable effective September 20, 2000, and incorporated by reference herein.

10.40 American Stock Exchange letter to Lowell Farkas dated October 1, 1999 and incorporated by reference herein.

10.41 Lease agreement between Remington Oak and Carnegie International Corporation dated August 1, 1999 and incorporated by reference herein.

10.42 Employment Agreement between the Corporation and Alexander Benningfield dated June 1, 2000 incorporated by reference herein.

10.43 Employment Agreement between Federation of Associated Health Systems and Craig Bass dated June 1, 2000 and incorporated by reference herein.

10.44 Consulting Agreement between Federation of Associated Health Systems, Inc. and Vacco, Inc., dated June 3, 2000, and incorporated by reference herein.

10.45 Consulting Agreement between Federation of Associated Health Systems, Inc., and Rangeland, dated June 1, 2000 and incorporated by reference herein.

10.46 Letter of Agreement between the Corporation and Jonathan Mirsky dated February 14, 2001 and incorporated by reference herein.

10.47 Letter of Agreement between the Corporation and Jonathan Mirsky (Infinity Ventures) dated January 13, 2000 and incorporated by reference herein.

10.48 Employment Agreement between the Corporation and Arthur Abraham effective June 1, 2000 and incorporated by reference herein.

21.1 Subsidiaries of the Registrant, (filed as Exhibit 21.1 to the Corporation's form 10-KSB, filed with the Commission on April 27, 1999 and incorporated by reference herein.)

99.1 Company Public Statement, dated October 23, 1999, responding to allegations of Grant Thornton LLP. (filed as Exhibit 99.1 to the Corporation's Form 10-KSB/A. Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

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

99.4 Stipulation filed with the United District Court for the Northern District of Maryland on September 14, 1999 with respect to G. William Higbee in connection with Carnegie v. Kelley Allen, Ark Capital Inc., Indianhead and G. William Higbee. (filed as Exhibit 9.4 to the Corporation's Form 10-KSB/A Amendment 1 filed with the Commission on January 25, 2000 and incorporated by reference herein.)

99.5 Head of Agreement dated February 18, 2000 between Paramount International Telecommunications, Inc. ("PIC"), a Nevada Corporation and a wholly owned subsidiary of Carnegie International Corporation, a Colorado Corporation ("Carnegie"), Federation of Associated Health Services, Inc ("FASH") a Texas Corporation and its subsidiary, Transcontinental Communications, Inc. ("TCI"). (Filed as Exhibit 99.5 to the Corporations Form 10-KSB filed with the Commission on March
          30, 2000 and incorporated by reference herein.)


99.6 Elizabeth Shampoi, Case Administrator American Arbitration Association Consistent with Mr. Horsley's letter of March 2, 2000 confirming that Carnegie International Corporation has agreed to allow the withdrawal of the Request for Arbitration, without Prejudice to the rights of each party. (Filed as Exhibit 99.6 to the Corporation's Form 10-KSB filed with the Commission on March 30, 2000 and incorporated by the reference herein.)

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

99.8      Resignation from the Board of Directors letter from Barry N. Hunt to
          E. David Gable dated March 1, 2000 and incorporated herein.

99.9 Resignation from the Board of Directors letter from William M. Reffett to Lowell Farkas dated December 12, 2000 and incorporated herein.

99.10 Resignation from the Board of Directors letter from Steven R. Wood to Lowell Farkas dated December 12, 2000 and incorporated herein.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999






                                   CONTENTS
                                   --------


                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                   1


CONSOLIDATED BALANCE SHEETS                                                    2


CONSOLIDATED STATEMENTS OF OPERATIONS                                          4


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                                 5


CONSOLIDATED STATEMENTS OF CASH FLOWS                                          7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    10

                          INDEPENDENT AUDITORS' REPORT



TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
CARNEGIE INTERNATIONAL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Carnegie International Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carnegie International Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 to the financial statements, the Company has suffered recurring losses from operations, has negative wording capital and limited capital resources, these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 23. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants
New York, New York
April 6, 2001

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                                December 31,
                                                                                  -----------------------------------
                                                                                         2000               1999
                                                                                   --------------      --------------
CURRENT ASSETS
   Cash and cash equivalents                                                       $      212,973        $    463,374
   Accounts receivable, net of allowance for
     doubtful accounts of $122,888 and $931,417                                         1,656,047           2,634,755
   Loans receivable                                                                        24,000             104,199
   Inventory                                                                              537,311             353,993
   Prepaid expenses and other current assets                                               26,975              97,263
   Prepaid income taxes                                                                         -              25,966
                                                                                   --------------      --------------
         Total current assets                                                           2,457,306           3,679,550


PROPERTY AND EQUIPMENT, less
  accumulated depreciation and amortization of
  $1,162,854 and $570,980                                                               1,179,844           1,258,026


SOFTWARE DEVELOPMENT COSTS, less accumulated
  amortization of $-0- and $2,098,741                                                           -           3,728,695


OTHER ASSETS
   Intangibles, less accumulated amortization and
    impairment of $38,538,754 and $2,966,502                                            4,820,322          39,720,405
   Due from related parties                                                               228,417              21,244
   Due from former subsidiary                                                                   -             206,112
   Security deposits and other assets                                                      37,569              28,552
                                                                                   --------------      --------------
     TOTAL ASSETS                                                                  $    8,723,458      $   48,642,584
                                                                                   ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                December 31,
                                                                                    ---------------------------------
                                                                                         2000               1999
                                                                                    -------------        ------------
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
EQUITY CURRENT LIABILITIES
   Notes payable - Banks                                                            $      36,200        $    159,000
   Advance on stock purchases                                                             250,000             641,000
   Current maturities of long-term debt                                                 1,547,361             818,740
   Current maturities of notes payable to stockholders and affiliates                   1,849,722           1,546,382
   Current maturities of capital lease obligations                                         85,059              72,822
   Accounts payable and accrued expenses                                                6,717,374           7,596,753
   Deferred revenue, current portion                                                       75,410              20,519
                                                                                    -------------        ------------
     Total current liabilities                                                         10,561,126          10,855,216


LONG-TERM LIABILITIES
   Long-term debt, less current maturities                                                      _             239,685
   Long-term debt to stockholders and affiliates,
    less current maturities                                                                     -             441,233
   Long-term capital lease obligations, less current maturities                           209,757              65,390
   Deferred revenue less current portion                                                        -             255,666
                                                                                    -------------        ------------
       TOTAL LIABILITIES                                                               10,770,883          11,857,190
                                                                                    -------------        ------------

COMMITMENTS AND CONTINGENCIES                                                                   -                   -

STOCKHOLDERS' (DEFICIENCY) EQUITY
   Convertible preferred stock, Series A, B, E and F,
     $1 par value; 40,000,000 shares authorized;
     624,100 and 274,100 share issued and outstanding                                     624,100             274,100
   Common stock, no par with a stated value of $0.01;
     110,000,000 shares authorized; 70,542,142 issued and 70,842,140 outstanding at December 31, 2000 and 62,959,534 issued and 60,181,515 outstanding at
      December 31,1999                                                                    705,421             629,595
   Additional paid-in capital                                                          69,726,328          62,721,886
   Accumulated deficit                                                                (70,886,055)        (25,554,823)
   Foreign currency translation adjustment                                                 23,489         (     4,364)
                                                                                    -------------        ------------
                                                                                          193,283          38,066,394
   Less treasury stock at cost                                                       (  1,862,280)         (1,281,000)
                                                                                    -------------        ------------
       Total stockholders' (deficiency) equity                                       (  1,668,997)         36,785,394
                                                                                    -------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 (DEFICIENCY) EQUITY                                                                $   8,723,458        $ 48,642,584
                                                                                    =============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           For the Years Ended
                                                                                               December 31,
                                                                                    ---------------------------------
                                                                                         2000               1999
                                                                                    -------------       -------------
Revenue
   Operating                                                                         $ 15,934,300        $ 19,031,399
   Sale of service contracts                                                            1,409,008           1,297,955
                                                                                    -------------       -------------
     Total revenue                                                                     17,343,308          20,329,354

Cost of sales                                                                           8,106,508          11,111,552
                                                                                    -------------       -------------

Gross profit                                                                            9,236,800           9,217,802
                                                                                    -------------       -------------


Operating expenses
   Selling, general and administrative                                                 15,246,124          16,024,275
   Impairment expense                                                                  39,053,391              21,112
   Depreciation and amortization                                                          756,065           5,106,117
                                                                                    -------------       -------------
     Total operating expenses                                                          55,055,580          21,151,504
                                                                                    -------------       -------------

Loss from operations                                                                  (45,818,780)        (11,933,702)
                                                                                    -------------       -------------

Other income (expense)
   Interest expense                                                                      (639,285)        (   628,279)
   Interest income                                                                         29,950             135,905
   Other income                                                                           862,740             340,295
                                                                                    -------------       -------------
     Total other income (expense)                                                         253,405             152,079
                                                                                    -------------       -------------

Loss from operations
Before income taxes                                                                   (45,565,375)        (12,085,781)

Provision for income taxes                                                                      -              19,190
                                                                                    -------------       -------------

Net loss                                                                            $ (45,565,375)      $ (12,104,971)
                                                                                    =============       =============

Loss per net share
   Basic and diluted                                                                $        (.69)      $       (0.20)

Weighted average common shares outstanding
   Basic and diluted                                                                   66,141,469          59,205,467
                                                                                       66,141,469          59,205,467

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                           For the Years Ended
                                                                                                December 31,
                                                                                    ---------------------------------
                                                                                         2000               1999
                                                                                    -------------       -------------
Net loss                                                                            $ (45,565,375)      $ (12,104,971)
Foreign currency translation adjustment                                                    23,489                   -
                                                                                    -------------       -------------
Comprehensive loss                                                                  $ (45,541,886)      $ (12,104,971)
                                                                                    =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                          Preferred Stock               Common Stock        Additional
                                                  -------------------------     ------------------------      Paid-in
                                                    Shares          Amount       Shares         Amount        Capital
                                                  ------------    ---------     ----------    ----------   ------------

Balance at January 1, 1999                             274,100   $  274,100     55,796,154    $  557,961   $ 24,212,256
   Net loss for the year                                     -            -              -             -              -
   Issuance of common stock                                  -            -        495,200         4,952      1,000,448
   Shares issued in lieu of compensation and
    other cases                                              -            -        843,180         8,432        124,097
   Exercise of stock options                                 -            -         50,000           500         46,250
   Shares cancelled                                          -            -     (1,175,000)      (11,750)        11,750
   Shares issued in connection with acquisitions                                  6,950,000       69,500     37,327,085
                                                  ------------   ----------     -----------   ----------   ------------

Balance at December 31, 1999                           274,100      274,100     62,959,534       629,595     62,721,886

   Net loss for the year                                     -            -              -             -              -
   Foreign currency translation adjustment                   -            -              -             -              -
   Issuance of common stock for cash                         -            -      3,620,001        36,200      1,187,800
   Shares issued in for compensation and
    other expenses                                           -            -      1,788,768        17,888      2,509,424
   Issuance of warrants                                      -            -              -             -      2,012,500
   Shares returned to treasury                               -            -              -             -              -
   Notes payable converted to common stock                   -            -      1,182,171        11,822        679,558
   Exercise of stock options                                 -            -        541,666         5,416         90,000
   Shares issued in connection with acquisitions       350,000      350,000        450,000         4,500        380,875
                                                  ------------   ----------     ----------    ----------   ------------

Balance at December 31, 2000                           624,100   $  624,100     70,542,140    $  705,421   $ 69,582,043
                                                  ============   ==========     ==========    ==========   ============


                                                                       Foreign
                                                                       Currency
                                                     Accumulated     Translation    Treasury     Stockholders'
                                                       Deficit        Adjustment     Stock           Equity
                                                    ------------     -----------    ---------    -------------
Balance at January 1, 1999                          $(13,449,852)    $    (4,364)  $(1,281,000)  $ 10,309,101
   Net loss for the year                             (12,104,971)              -             -    (12,104,971)
   Issuance of common stock                                    -               -             -      1,005,400
   Shares issued in lieu of compensation and
    other cases                                                -               -             -        132,529
   Exercise of stock options                                   -               -             -         46,750
   Shares cancelled                                            -               -             -              -
   Shares issued in connection with acquisitions               -               -             -     37,396,585
                                                    ------------     -----------   -----------   ------------

Balance at December 31, 1999                         (25,554,823)         (4,364)   (1,281,000)    36,785,394

   Net loss for the year                             (45,565,375)              -             -    (45,331,232)
   Foreign currency translation adjustment                     -          27,853             -         27,853
   Issuance of common stock for cash                           -               -             -      1,224,000
   Shares issued in for compensation and
    other expenses                                             -               -             -      2,527,312
   Issuance of warrants                                                        -             -      2,012,500
   Shares returned to treasury                                 -               -      (581,280)      (581,280)
   Notes payable converted to common stock                     -               -             -        691,380
   Exercise of stock options                                   -               -             -         95,416
   Shares issued in connection with acquisitions               -               -             -        735,375
                                                    ------------     -----------   -----------    -----------

Balance at December 31, 2000                        $(71,120,198)    $    23,489   $(1,862,280)   $(2,047,425)
                                                    ============     ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For the Years Ended
                                                                                                December 31,
                                                                                     --------------------------------
                                                                                         2000                1999
                                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                       (Restated)
   Net income (loss)                                                                 $(45,565,375)       $(12,104,971)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
       Depreciation and amortization                                                      776,545           5,106,117
       Software impairment loss                                                         3,728,696                   -
       Goodwill impairment loss                                                        35,304,214              21,112
       Settlement of A/R for treasury shares                                             (581,280)
       Bad debt                                                                           383,411           1,115,487
       Gain on sale of fixed assets                                                        10,379                   -
       Loss on sale of fixed assets                                                       (21,834)
       Issuance of stock as compensation                                                2,379,141             132,529
       Issuance of stock options/warrants                                               2,012,500                   -
       Issuance of preferred stock for acquisition                                        350,000                   -
   Changes in assets and liabilities
       Accounts receivable - trade                                                        978,708          (1,935,067)
       Accounts receivable - former subsidiary                                            206,112
       Accounts receivable - former subsidiary                                           (207,173)          1,362,825
       Due from affiliates                                                                      -            (131,428)
       Inventory                                                                         (183,318)           (192,371)
       Prepaid expenses                                                                    70,288             (40,674)
       Prepaid income taxes                                                                25,966             (26,046)
       Other assets                                                                        (9,017)             22,204
Accounts payable and accrued expenses                                                    (879,379)          5,000,278
Deferred revenue                                                                         (200,775)            201,142
       Others - net                                                                             _             (21,709)
                                                                                     ------------        ------------
Net cash provided by (used in) operating activities                                    (1,422,191)         (1,490,572)
                                                                                     ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash (purchase) proceeds                                                          -            (769,076)
   Purchase of property and equipment                                                    (641,570)           (412,912)
   Capitalized software                                                                         -                   -
   Loans receivable                                                                             -             (95,113)
   Collection of notes receivable                                                          80,199           1,032,724
   Acquisition costs                                                                            -                   -
                                                                                     ------------       -------------
Net cash used in investing activities                                                    (561,371)           (244,377)
                                                                                     ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                                                766,306           1,258,827
   Payments on notes payable                                                             (122,800)         (1,729,515)
   Payments on capital leases                                                             (15,008)           (138,212)
   Payment on current portion of long term debt                                          (115,190)
   Advances on stock purchases                                                             48,000             641,000
   Sale of common stock                                                                 1,224,000           1,052,150
   Payment on note payable to affiliate                                                   (80,000)
                                                                                    -------------       -------------
Net cash provided by (used in) financing activities                                     1,705,308           1,360,674
                                                                                    -------------       -------------

Effects of exchange rates on cash                                                          27,853                   -
                                                                                    -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (250,401)            374,275
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                             463,374             837,649
                                                                                    -------------       -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                             $     212,973       $     463,374
                                                                                    =============       =============

SUPPLEMENTAL INFORMATION:
     Interest paid                                                                  $     377,977       $     189,933
                                                                                    =============       =============
     Income taxes paid                                                              $           -       $      45,096
                                                                                    =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

During 1999, the Company:

  . purchased all of the stock of Paramount International Telecommunications, Inc. for 6,950,000 shares of common stock representing an aggregate price of $37,396,585.

  . issued 843,180 shares of the Company's common stock at a value of $132,529 as compensation for services rendered by various consultants, attorneys, and others;


During 2000, the Company:

  . received a $2,340,000 note receivable from the sale of the print media business. $1,032,724 was collected on the note in 1999; 600,000 shares of common stock were returned to the Company for settlement of the debt;

  . issued 3,963,921 shares of the Company's common stock at a value of $2,678,461 as compensation for services rendered by various consultants, attorneys and others.

  . issued 1,182,171 shares of the Company's common stock in exchange for notes payable of $650,000.

  . purchased all of the stock of Federation of Associated Health Systems for 350,000 shares of preferred stock valued at $350,000.

  . purchased all of the stock of The Phone Stop, Inc. for 175,000 shares of common stock, representing an aggregate price of $100,000.

  . purchased all of the stock of TeleResources, Inc. for 350,000 shares of common stock, representing an aggregate price of $250,000.

The accompanying notes are an integral part of these consolidated financial statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

               5)   Voice Quest, Inc. ("Voice Quest"), a Florida corporation;

               6) RomNet Support Services, Inc. ("RomNet"), a Massachusettes corporation;

               7) Carnegie Communications, Inc. ("CCI"), a Maryland corporation;

               8) Paramount International Telecommunications, Inc. ("PIT"), a Nevada corporation;

               9) RGG Communications Services ("RGG") formerly known as "American Telephone & Computer, Inc. ("ATC"), "Carnegie Majesty Gold", Inc. a Maryland corporation;

               10) Federation of Associated Health System, Inc. ("Federation"), a Texas corporation;

               11)  The Phone Stop ("Pstop"), an Illinois corporation;

               12) American Telephone & Computer, Inc. ("ATC"), an Illinois corporation.

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

                      CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999



   NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          a)   Organization and Basis of Presentation
               --------------------------------------
               Federation, Pstop and ATC were acquired in 2000 and were accounted for a s purchases. Results of operations since June 1, 2000for FOAH, July 21, 2000 for Pstop and July 20, 2000 for ATC have been included in the consolidated financial statements (see
               Note 2).

               All significant inter-company accounts and transactions have been eliminated in consolidation.

          b)   Business Operations
               -------------------
               The Company operates primarily in the United States, Canada, Mexico, the United Kingdom and South America. On the basis of revenue, the Company's business operations were in:

                                                                                                 2000              1999
                                                                                                 ----              ----
                         Sales, installation and servicing of telephone systems                     91%             89%

                         Marketing of telephone time through
                         international contracts, in South America                                   -              2%

                         Restaurant operations in Miami, Florida.                                   9%              9%

               The primary business segments and a description of the business operations of each company are as follows:

               Corporate
               ---------
               Carnegie provides management services to its wholly owned subsidiaries. Carnegie has no direct domestic operating assets or business activities.

               Telecommunications
               ------------------
               Talidan markets telephone service through international and local premium (0900) contracts for entertainment services

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


   NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          b)   Business Operations (continued)
               -------------------------------
               ACC Telecom sells, installs and services telephone systems, voice mail integration, computer technology, Local Area Network ("LAN") operating systems and cable media in the Washington, DC, Maryland, Delaware and Northern Virginia areas.

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

               Paramount provides telecommunication services to the lodging and pay-telephone industries in the United States, Canada, South American and Mexico markets third-party manufactured PBX systems.

               RGG Communications and American Telephone and Computer, Inc. supplies, installs and services telecommunications systems in Illinois and Southern Wisconsin.

               The Phone Stop, Inc. is a retail and wholesale business selling cellular phones and services under an agreement with Verizon Wireless.

               Federation provided telecommunications services to hospital associations with telecommunications services.

               Restaurant
               ----------
               Victoria operates a restaurant in Miami, Florida.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



   NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d)   Revenue Recognition
               -------------------
               Talidan recognizes revenue based on the number of call minutes of calls that are processed after adjustment for estimated uncollectible calls, based upon historical information. A provision for bad debts is recorded when adverse factors with respect to collection are evident, including charge-backs. Charge-backs represent credits for service charges that the network provider has been unable to collect from the customer. Due to the fact that the Company had no written agreements and no legal recourse for uncollected fees, the Company deferred recognition of revenue in 1999 until cash was received.

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

               ATC and RGG recognize revenue for telephone sales and service when the equipment is installed or service provided.

               Federation recognizes revenue based on the gross proceeds to be collected which are net of contractual allowance for uncollectible fees charged by a billing agency.

               The Phone Stop recognized revenue upon delivery of product to the customer.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


   NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          i)   Sales-Type Lease
               ----------------
               A portion of the Company's revenue for the year ended December 1999 has been generated using a sales-type lease. The Company sells equipment to customers under a sales-type lease to be collected over a three year period. Because the present value (computed at the rate implicit in the lease) of the minimum payments under this sales-type lease equals or exceeds 90 percent of the fair market value of the equipment and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of this transaction as a sale. Income from the sales-type lease included in the statement of operations for the periods ended December 31, 2000 and 1999 were $-0- and $32,620, respectively.

          j)   Property and Equipment
               ----------------------
               Property and equipment is stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated service lives used in determining depreciation are five to seven years for computers, software, furniture and equipment. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



   NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j)   Property and Equipment (continued)
               ----------------------------------
               Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

          k)   Software Development Costs
               --------------------------
               Software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software acquired and development costs incurred after technological feasibility has been established are capitalized and amortized on a straight line basis over a period of three years, commencing with product release. The Company began amortizing software development costs on December 1, 1998, the date that the software was released. As of December 31, 2000, the Company determined that the carrying value of these costs was impaired. Unamortized costs of 3,749,177 were charged to operations as of December 31, 2000.

          l)   Research and Development
               ------------------------
               Cost incurred in research and development activities are charged to expense as incurred. In 2000 and 1999 expenditures for research and development were $-0-and $254,987, respectively.

          m)   Intangibles
               -----------
               Intangibles consist of goodwill, covenants not to compete, assembled workforce, customer lists, patents and license costs. Goodwill represents costs in excess of net assets acquired in connection with businesses acquired. Goodwill is being amortized to operations over 15 years. Non-compete agreements are being amortized over the term of the contracts, on a straight-line basis. Assembled workforce is being amortized over a period of three years on a straight-line basis. Customer lists are being amortized over a period of 2-7 years. Patent costs consist of application costs in connection with patent registrations and applications. Patent costs are amortized over 5 years. License costs consist of certifications for billings in the intra-state telecommunications business. License costs are amortized over 10 years. As of December 31, 2000, all license costs were written off.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



   NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          m)   Intangibles (continued)
               -----------------------
               Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

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

          p)   Advertising Costs
               -----------------
               Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. For the years ended December 31, 2000 and 1999, advertising expense amounted to $229,171 and $494,540, respectively.

          q)   Fair Value of Financial Instruments
               -----------------------------------
               The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses and income taxes payable approximate fair value due to the relatively short maturity of these instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts at December 31, 2000 and 1999.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

   NOTE 2 -    ACQUISITIONS

               During 1999, the Company made the following acquisitions:

               Paramount
               ---------
               On February 26, 1999, the Company acquired all of the issued and outstanding stock of Paramount International Telecommunications, Inc. of Vista, California for $37,396,585 consisting of 6,950,000 shares of common stock which are subject to Rule 144 restrictions.

               At December 31, 2000, the Company determined that the goodwill of $38,350,485 recorded upon the purchases of the Paramount was impaired; consequently, $35,304,213 of this amount was impaired in 2000.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



   NOTE 2 -    ACQUISITIONS (Continued)

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

               The fair value of assets acquired and liabilities assumed during 1999 are summarized as follows:

                                                                     American
                                                                    Telephone &
                                                    Paramount        Computers
                                                    ---------       -----------
               Current assets                        380,724             1,388
               Property and equipment                282,309             2,500
               Other assets                          837,881
               Goodwill                           38,350,485            21,112
               Licenses                               15,750
               Liabilities                        (2,470,564)
                                                ------------       -----------
               Purchase Price                    $37,396,585       $    25,000
                                                 ===========       ===========

               The value of the common stock issued for Paramount was $5.38 per share, which was discounted 15% off the market price.

               During 2000, the Company made the following acquisitions:

               Federation of Associated Health Systems, Inc.

               Paramount International Telecommunications, Inc., a wholly owned subsidiary of the Company completed the aquisition of all of the issued and outstanding stock of Federation of Associated Health Systems, Inc., of San Antonio, Texas on June 1, 2000.

               Founded in 1989, Federation serves hospitals with telecommunications services, primarily in 0+/- call auditing and international one-plus sectors. Paramount, a Vista, California based company acquired by Carnegie in March 1999, provides similar services, primarily in the hospitality industry.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


   NOTE 2 -    ACQUISITIONS (Continued)

               Federation of Associated Health Systems, Inc. (continued)

               The purchase agreement for Federation calls for $3.5 million dollars in Carnegie shares, to be issued a year from closing based on the Federation's projected EBITDA of $1.5 million for that period. The number of shares issued will be based on the Federation's performance and the average price of Carnegie shares in the 30 days preceding the one-year anniversary of the acquisition. The acquisition agreement also calls for additional compensation based on Federation's performance over years two and three. S.R. Alexander Benningfield, chairman of the Federation, and Craig Bass, its president, have agreed to two year consulting agreements with the company as part of the purchase agreement.

               Assets of TeleResources, Inc.

               American Telephone & Computer, Inc.

               On July 20, 2000, the company acquired the assets of TeleResources, Inc., an Illinois corporation from Remington Tech Corporation, an Illinois corporation that had acquired the assets through a public sale of the assets under a Chapter 7 sale as a secured creditor. The purchase price was $250,000 which was payable as follows: (i) 350,000 shares of the Company, (ii) warrants to acquire 100,000 shares of common stock at $1.75 per share, exercisable at any time for a period ending two years after the closing date, and (iii) warrants to acquire 150,000 shares of common stock at $2.25 per share, exercisable at any time for a period ending three years after the closing date. The common stock and the warrants shall be restricted securities as defined in Securities and Exchange Commission Rule 144 promulgated under the Securities Act of 1933, as amended. The assets were assigned to ATC. TeleResources sells, installs and services Comdial (CMDL) telephone systems. The area of its customer base is greater Chicago.

               The Phone Stop, Inc.

               On July 21, 2000, the Company purchased the assets of Phone Stop, Inc., an Illinois corporation. The purchase price, as amended on January 3, 2001, is 175,000 shares of the Company valued at $100,000. The common stock shall be restricted securities as defined in Securities and Exchange Commission Rule 144 promulgated under the Securities Act of 1933, as amended. The assets were assigned to ATC. The Phone Stop operates a retail and wholesale business selling cellular phones and services under an agreement with Verizon Wireless. The business is located in Oak Park, Illinois in a rented location.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



   NOTE 2 -    ACQUISITIONS (Continued)

               Phone Stop, Inc. (continued)

               The fair value of assets acquired and liabilities assumed during 2000 are summarized as follows:

                                                      The
                                     Federation    Phone Stop          ATC
                                     ----------    ----------       ---------
               Current assets          $138,178       $ 2,278       $ 120,630
               Property and equipment    11,570             -          35,075
               Other assets                  36        23,118         125,170
               Liabilities             (212,476)            -               -
               Goodwill                 412,692        74,604               -
                                     ----------     ---------       ---------
               Purchase Price         $ 350,000     $ 100,000       $ 280,875
                                     ==========     =========       =========



   NOTE 4 -    DUE FROM FORMER SUBSIDIARIES

               Amounts due from former subsidiaries consist of the following at December 31, 2000 and 1999:
                                                        2000          1999
                                                      -------       ---------
                                                      $     -       $ 206,112
               Timecast (See Note 20)                 =======       =========

   NOTE 5 -    LOANS RECEIVABLE

               Loans receivable consist of the following at December 31,

                                                        2000          1999
                                                      --------      ---------
               Other                                  $ 24,000      $ 104,119
                                                      ========      =========

   NOTE 6 -    PROPERTY AND EQUIPMENT

               Property and equipment is summarized as follows:

                                                                                  December 31,
                                                                         -----------------------------
                                                                            2000              1999
                                                                         -----------      ------------
               Vehicles                                                  $   500,408      $    382,150
               Computer equipment and software                               773,126           678,119
               Furniture and office equipment                                646,371           376,574
               Leasehold improvements                                         74,326            67,112
               Telecommunication equipment                                   348,467           325,051
                                                                         -----------      ------------
                                                                           2,342,698         1,829,006
               Less: Accumulated depreciation and amortization             1,162,854           570,980
                                                                         -----------      ------------
               Property and equipment, net                               $ 1,179,844      $  1,258,026
                                                                         ===========      ============

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



   NOTE 6 -    PROPERTY AND EQUIPMENT (Continued)

               Depreciation expense for the years ended December 31, 2000 and 1999 was $560,001 and $378,663, respectively.

   NOTE 7 -    INTANGIBLES

               Intangibles are summarized as follows:

                                                                        December 31,
                                                              -------------------------------
                                                                   2000            1999
                                                              -------------     -------------
               Goodwill                                       $  43,218,505     $  41,404,026
               Acquisition cost                                      96,456            73,526
               Covenants not to compete                                   -             5,000
               Patents and licenses                                  44,115            57,170
               Assembled workforce                                        -           466,242
               Customer lists                                             -           680,943
                                                              -------------     -------------
                                                                 43,359,076        42,686,907
               Less: accumulated amortization expense            38,538,754         2,966,502
                                                              -------------     -------------
               Total intangibles                              $   4,820,322     $  39,720,405
                                                              =============     =============

               The Company determined the fair value of assets and liabilities acquired as follows:

               The value of the assembled work force was determined based on the salary cost, fringe benefits, training time, and recruiting costs that the Company would expect to incur over the six month period management estimates that it would take to recruit and assemble the necessary personnel in order to conduct operations.

               The value of the customer lists is based on the projection of discounted cash flows from sales made to customers of the Company over the average life of the customers.

               At December 31, 2000, the Company determined that the goodwill of $39,259,208 is impaired due to Paramount losing several major contracts. Consequently, goodwill in the amount of $35,304,214 was written off to operations in 2000.

               The following describes the allocations of the purchase price related to intangibles for the companies acquired over the past three years.

                      CARNEGIE INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999

   NOTE 7 -    INTANGIBLES (Continued)

               Paramount

                                      Amount         Period
                                    -----------     --------
               Goodwill             $39,259,208     15 years
               Licenses                  44,110     10 years
                                    -----------
                 Total              $39,303,323
                                    ===========

               American Telephone & COMPUTE, Inc.
               At December 31, 1999, the Company determined that the goodwill of $21,112 recorded upon the purchase of the RGG assets was completely impaired; consequently, goodwill was written off to operations in 1999. ATC has no identifiable intangible assets or goodwill.

               ACC Telecom

                                      Amount         Period
                                    -----------     --------
               Goodwill             $ 1,350,111     15 years
               Customer List            252,391      7 years
               Assembled Workforce      466,242      3 years
                                    -----------
                 Total              $ 2,068,744
                                    ===========

               The value of the customer list, based on discounted cash flow derived from sales other than system sales, was determined by management to be $252,391 and is being amortized over 7 years, which is the average historical business life of a customer of ACC.

               The value of this was arrived at based on existing salary levels, recruiting costs, normal turnover, and training time. The total tangible cost assigned to the assembled workforce is $466,242. The cost is being amortized over three years. There are no other identifiable intangibles.

               ACC Telecom does not have any contracts with its suppliers. ACC Telecom does not own any patents nor does it own any proprietary technology.

               PTT

               PTT has no identifiable intangible assets or goodwill.

                      CARNEGIE INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999



NOTE 7 -       INTANGIBLES (Continued)

               Voice Quest

               Voice Quest has no identifiable intangible assets. The goodwill associated with the acquisition of Voice Quest of $489,228 was amortized over fifteen years. Voice Quest does not have any contracts with any of its suppliers. Voice Quest does not own any patents or any proprietary technology that has reached the point of commercial feasibility.

               The Company determined complete impairment of goodwill of Voice Quest at December 31, 1998 and, accordingly, wrote-off this asset to operations.

               RomNet
                                        Amount          Period
                                      ---------       ---------
               Goodwill             $   974,707        15 years
               Customer List            428,552         2 years
                                    -----------
                Total               $ 1,403,259
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

               Talidan

               Management allocated the purchase price of Talidan as follows:


                                                                        Amount         Period
                                                                   -------------     ----------
               Covenant                                           $  1,000,000          2 Years
               Goodwill (includes net liabilities assumed)           8,649,076         15 Years
                                                                   -------------
                Total                                             $  9,649,076
                                                                   =============



                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 7 -       INTANGIBLES (Continued)

               Talidan (continued)

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

               As a result of these factors. the Company determined that there was a complete impairment of the intangible assets of Talidan at December 31, 1998 and, accordingly, wrote-off these assets to operations.

               Federation of Associated Health Systems, Inc.

               Federation of Associated Health Systems has no identifiable intangible assets. The goodwill associated with the acquisition of Federation, in the amount of $412,692, is being amortized over fifteen years.

               The Phone Stop, Inc.

               The Phone Stop, Inc. has no identifiable intangible assets. The goodwill association with the acquisition of Federation, in the amount of $74,601, is being amortized over fifteen years.

NOTE 8 -       NOTES PAYABLE - BANKS

               Notes payable - banks - consist of the following at:

                                                                                       December 31,
                                                                             ---------------------------
                                                                                   2000             1999
                                                                             ---------------   -------------
               First Union National Bank                                     $        -      $     99,000
               First National Bank                                               36,200            60,000
                                                                              ------------     -------------
                                                                             $   36,200       $   159,000
                                                                               ===========       ===========


               The Company has a $100,000 demand line-of-credit with First Union National Bank. Interest is due monthly at a rate of 2% over the prime rate (effective rate of 10.5% at December 31, 1999). Advances drawn under this line as of December 31, 2000 and 1999 were $-0- and $99,000, respectively.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 8 -       NOTES PAYABLE - BANKS (Continued)

               The Company has a $86,200 line of credit with First National Bank. Interest is due monthly at a rate of 9.5% per annum. Advances drawn under this line were $36,000 and $60,000 at December 31, 2000 and 1999, respectively. The line of credit is secured by equipment of Paramount and guaranteed personally by two officers of Paramount.

NOTE 9 -       LONG-TERM DEBT

               Long-term debt consists of the following as of:


                                                                                      December 31,
                                                                              --------------------------
                                                                                 2000             1999
                                                                            --------------   -------------
               Lloyds Bank                                                $         -      $      7,444
               First Mariner Bank - Auto loans                                 45,298                 -
               Due to PTT officer and former shareholder of PTT                58,076            25,858
               Bristol Management                                             350,000                 -
               SAAH Estate                                                    236,553           126,000
               Skyhawk                                                        180,000                 -
               Olympia*                                                       552,000           126,000
               Union Planter Bank                                              86,333           129,500
               Sentinel                                                             -           250,000
               Mace Meeks                                                      75,000            75,000
               Quantum                                                              -           100,000
               First National Bank of North County                             15,520            58,586
               Various Capital Leases                                          57,214           138,212
               Various Auto Loans                                             209,953            97,786
               Advanceme Note                                                  34,306                 -
                                                                           -------------------------------
                                                                            1,900,253         1,196,637
               Less: current maturities                                     1,704,576           891,562
                                                                            -----------      ------------
                                                                          $   195,677       $   305,075
                                                                            ===========       ===========


               The Company was obligated to Sentinel under a promissory note dated March 2, 1999 in the principal amount of $250,000. The note bears interest at the rate of 12% per annum and was due on September 2, 1999. On July 13, 2000, the Company issued 564,179 shares of common stock, valued at $276,448, for the settlement of this note.

               The Company is obligated to Mace Meeks under a promissory note dated July 22, 1999 in the principal amount of $75,000. The note was due on September 22, 1999. The note is past due and is guaranteed by the Company's chairman. The note has not been paid and is currently in default.


               *Debt paid in full in January 2001 via advance of 1,300,000 shares of common stock

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 9 -       LONG-TERM DEBT (Continued)

               The Company is obligated to Quantum Financial Corporation under a promissory note dated May 12, 1999 in the principal amount of $100,000. The note provides for interest at the rate of 10% per year and is due on March 31, 2000. On June 13, 2000, the Company issued 216,815 shares, valued at $106,239, of common stock for the settlement of this note.

               The Company is obligated to Skyhawk and Olympia in the amount of $180,000 and $552,000, respectively.

               The Company is obligated on a note payable to First National Bank of North County. The note is dated March 30, 1998, for $122,000. Interest at 9.25% is payable monthly along with monthly principal payments of $3,902. The note matures on April 15, 2001 and is collateralized by certain telecommunication equipment of Paramount and the personal guarantee of two executive officers of Paramount. The outstanding balances at December 31, 2000 and 1999 were $15,520 and $58,586, respectively.

               The Company is obligated on a $43,233 note to Lloyds Bank. The note bears interest at 9.99% and is payable in equal monthly installments of $918. This working capital loan is guaranteed by the Department of Trade and Industry, a branch of the United Kingdom. A balance of $-0- and $7,444 was outstanding at December 31, 2000 and 1999, respectively.

               The Company is obligated under several notes payable due to former shareholders of PTT. The notes are payable on demand, non-interest bearing and had a balance due of $25,858 at December 31, 1999. One of these former shareholders, Applied Knowledge Limited ("Applied"), is currently controlled by shareholders of Carnegie. The balance due applied at December 31, 2000 and 1999 was $5,141 and $5,555, respectively. The amount was included in due to PPT officer.

               The Company was obligated on a note to the estate of the former owner of ECAC in connection with the original acquisition. The unpaid balance of the note was $236,000 and $126,000 at December 31, 2000 and 1999.

               The Company entered into loan agreements with First Mariner Bank in connection with the purchase of four automobiles. The notes bear interest at rates ranging from 8.5% to 10.25% per annum and are payable in monthly installments totaling $1,938 in 1999 and $2,608 in 2000, including interest through March 2004. The loans are secured by liens on the vehicles. The total balance of these notes was $45,387 and $97,786 at December 31, 2000 and 1999, respectively.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 9 -       LONG-TERM DEBT (Continued)

               The Company is obligated on a $185,000 note to Union Planter's Bank. The note bears interest at prime + 2% and is payable in equal installments of $3,083 per month starting in May, 1998, with the balance due in full on January 15, 2001. The debt is secured by a first lien on all assets of Victoria Station. A balance of $86,333 and $129,500 was outstanding at December 31, 2000 and 1999, respectively. As of the date of the financial statements, the balance was not paid and the note is in default. The Company is in the process of refinancing this note.

               The Company is obligated on several capital leases for vehicles and office equipment that have outstanding balances aggregating $57,215 and $138,212 at December 31, 2000 and 1999, respectively. The lease terms range from 1 to 5 years and accrue interest at rates that vary from 7.5% to 20% per annum.

               The Company is obligated on several notes in connection with the purchase of five vans during 1999, and an additional three vans and a car during 2000. The notes bear interest at rates ranging from 3.1% to 5.1% and are payable in monthly installments of $4,494 per month, including interest. The total outstanding balance of these notes at December 31, 2000 and 1999 was $209,953 and $151,226, respectively. The loans are secured by liens on the vehicles.

               Scheduled annual maturities of long-term debt as of December31, 2000 are as follows:
                                                               Lease
                      Year                                    Obligation
                  ------------                                ----------
                      2001                                    $  108,263
                      2002                                        69,537
                      2003                                        29,979
                      2004                                         1,978
                                                           -------------
                                                              $  209,757

               The aggregate carrying value of the long-term debt at December 31, 2000 and 1999 approximates market value.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 10 -      NOTES OR PURCHASE OBLIGATIONS PAYABLE TO STOCKHOLDERS AND
               AFFILIATES

               Notes payable to stockholder and affiliates are as follows:


                                                                         December 31,
                                                              ------------------------------
                                                                     2000             1999
                                                              --------------   -------------
               Former shareholders of ACC Telecom             $   633,298       $   713,298
               Former shareholders of Voice Quest                  68,056            68,056
               Affiliate of RomNet                                      -            73,407
               Affiliate of Paramount                           1,090,292         1,090,292
               Affiliate of PTT                                         -            42,562
                                                              --------------  --------------
                                                                1,791,646         1,987,615
               Less: current maturities                         1,791,646         1,546,382
                                                              --------------   -------------
                                                              $         -       $   441,233
                                                           =================  ==============


               In connection with the acquisition of ACC Telecom in February 1998, the Company signed a $1,000,000 obligation payable quarterly over five years. At the time of the acquisition, the obligation was valued at $814,962, based on a discount at Carnegie's average incremental borrowing rate of 8.37%. The outstanding balance is $633,298 and $713,298 as of December 31, 2000 and 1999, respectively. The creditors have effected a lien against all assets and common stock of ACC Telecom as security for this debt. Seller and the Company entered into a mutually agreeable Buy-Back/Sell-Back Agreement that facilitates seller regaining ownership of ACC Telecom if MAVIS(TM) is not reasonably marketable or if the profitability of ACC does not meet Carnegie's expectations. The Buy-Back/Sell-Back option was originally exercisable within 24 months from the time of purchase of ACC Telecom and has subsequently been extended through March 3, 2001.

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

               4) A License Agreement for MAVIS(TM)that allows the Company to market the MAVIS(TM)product after Seller regains ownership of the Shares.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 10 -      NOTES PAYABLE TO STOCKHOLDERS AND AFFILIATES (Continued)

               5) Carnegie shall have a right to sell the Shares back to Seller if ACC Telecom is not profitable (i.e., ACC or its successors is unable to meet its obligations as they become due or does not have sufficient cash flow to pay expenses for more than two (2) consecutive months).

               6) Seller and/or Purchaser shall have the option to Buy-Back/Sell-Back the Shares if MAVIS(TM) is not reasonably marketable. Seller and Buyer shall exercise said option to Buy-Back/Sell-Back the Shares through March 3, 2001.

               Additionally, Harbor City Corp. is obligated to two executive officers of ACC Telecom on two notes for $70,000 and $10,000, respectively, bearing interest at 8% and maturing June 2000 and March 2001, respectively. As of December 31, 2000, these notes are paid in full.

               In connection with the acquisition of Paramount International Communications, Inc., the Company is obligated to the Eberle Family Trust under a note dated September 30, 1998, in the original amount of $1,224,749. The note bears interest payable monthly at 10% and matures in June 2000. The outstanding balance at December 31, 2000 is $1,090,292, plus accrued interest of $269,856. Accounts receivable, current contracts, furniture, fixtures, equipment and inventory of Paramount are collateral as guarantee for payment of this debt.

               The Company is obligated to two officers of PTT on notes dated June 1, 1999 and September 12, 1997 in the amounts of $11,310 and $31,252, respectively. Both notes have unspecified due dates and interest rates. The outstanding balances with accrued interest at December 31, 2000 and 1999 are $16,044 and $36,882, respectively.

               In connection with the acquisition of Voice Quest in November, 1998, the Company signed a $102,084 non-interest bearing note, payable to two former shareholders of Voice Quest in quarterly payments over three years. At the time of the acquisition, the note was valued at $90,000 based on a discount at Carnegie's average incremental borrowing rate of 8.37%. The outstanding balance on the note is $68,056 as of December 31, 2000.

               In connection with the acquisition of RomNet in December 1998, the Company assumed certain liabilities owed to a former shareholder of RomNet. The outstanding balance was $0 and $50,861 at December 31, 2000 and 1999, respectively. Additionally, the Company owes a former shareholder of RomNet $22,546 at December 31, 1999.

               The aggregate carrying value of the long-term debt at December 31, 2000 approximates market value.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 11 -      ADVANCES ON STOCK PURCHASES

               Advances on stock purchases consist of the following:

                                                       2000            1999
                                                   ------------    ------------
               American Champion Entertainment     $       -      $  300,000
               Fountainhead, Inc.                    250,000         250,000
               Jonathan Mirsky                             -          91,000
                                                  -------------    ------------
                                                  $1,218,653      $  641,000
                                                  ============    =============

               The Company is obligated to American Champion Entertainment under a promissory note dated June 25, 1999, in the principal amount of $250,000. The note provides for interest in the amount of $25,000 that was due December 31, 1999. Additionally, the Company is to pay a fee of $25,000 and is to issue warrants to purchase 75,000 shares of common stock at an exercise price of $3.50, exercisable at any time prior to June 25, 2002. The note, including interest and fee has not been paid and is in default. The note provides that upon default, the holder shall exercise its option to acquire all of the outstanding stock of Romnet. On February 17, 2000, the parties entered into a subscription agreement pursuant to which the Company agreed to issue shares of common stock to satisfy the amount of $300,000 divided by the 15 day average closing price of the Company's common stock following the date on which the shares resume trading. The option to acquire RomNet has not been exercised and has been cancelled.

               On July 13, 2000, the Company issued 401,177 shares of common stock and 75,000 shares of warrants at a value of $300,000 to satisfy the debt and related fee and interest.

               The Company is obligated to Fountainhead, Inc. for advances of $250,000 received pursuant to a stock purchase agreement for the sale of 1,250,000 shares of Rule 144 common stock at .40 a share. The investor has the right of recision if the common stock of the Company doesn't trade within a specified period of time (10 weeks plus a possible extension of 30 days from the date the full purchase price is received). To date, no additional funds have been received and no stock has been issued (see legal section for pending lawsuit).

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

               As of December 31, 2000, the Company issued 185,333 shares of stock and 185,333 shares of warrants at the exercise price of $0.25 per share expiring April 21, 2002 to fulfill payment of this debt.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 12 -      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

               Accounts payable and accrued expenses consist of the following as of:


                                                                                            December 31,
                                                                                   ----------------------------
                                                                                       2000              1999
                                                                                   -----------       -----------
               Accounts payable                                                    $ 2,182,480       $ 2,586,230
               Accrued liabilities                                                   4,025,010        15,010,523
                                                                                   -----------       -----------
                                                                                   $ 6,207,490       $ 7,596,753
                                                                                   ===========       ===========


NOTE 13 -      OTHER INCOME


               Other income consists of:
                                                                                            December 31,
                                                                                    ---------------------------
                                                                                       2000             1999
                                                                                    ----------       ----------
               Receipt of stock for A/R write-off in prior year                     $  581,280       $        -
               Rental income                                                            25,657           50,294
               Gain from sale of fixed assets                                          (11,455)
               Sale of lawsuit                                                         250,000           17,259
               Debt forgiveness                                                              -          148,723
               Rebates                                                                       -          112,275
               Other                                                                    17,258           29,003
                                                                                    ----------       ----------
                                                                                    $  874,195       $  340,295
                                                                                    ==========       ==========


NOTE 14 -     COMMITMENTS AND CONTINGENCIES

               Operating leases
               The Company's future minimum annual aggregate rental payments, for office space, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                  2001                                       $    703,892
                  2002                                            592,701
                  2003                                            341,427
                  2004                                            510,942
                  2005                                            109,940
                                                            -------------
                                                              $ 2,202,757

               Rent expense under operating leases for the year ended December 31, 2000 and 1999 was $630,613 and $572,814, respectively.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 14 -      COMMITMENTS AND CONTINGENCIES (Continued)


               Employment Agreements
               ---------------------
               The Company has entered into various employment agreements as follows:

               . A five-year agreement commencing May 10, 1996 providing for an annual salary of $80,000, plus certain benefits.

               . A two-year agreement commencing May 15, 1997, with an extension through September 2005, providing for an annual salary of $100,000 - $300,000 (see Exhibit 10.39).

               . A five-year agreement commencing August 18, 1997, providing for an annual salary of $75,000, plus certain benefits.

               . A five-year agreement commencing April 8, 1998, with an extension through April 8, 2005, providing for an annual salary of $350,000, plus bonus (see Exhibit 10.39).

               . A five-year agreement commencing May 18, 1998 providing for an annual salary of $125,000.

               . A five-year agreement commencing July 31, 1998 providing for an annual salary of $75,000.

               . Four five-year agreements commencing February 28, 1999, providing for annual salaries of $130,000 each, plus bonuses.

               . A two-year agreement commencing June 1, 2000, providing for an annual salary of $85,000.

               On May 23, 2000, the Company filed a lawsuit against its former auditors and certain other parties demanding $2.1 billion in damages. The former auditors have filed a Motion to Dismiss which was vigorously opposed by the Company. Subsequently, the Company has assigned a portion to a third party for consideration of $250,000 cash.

               Pursuant to this assignment, the third party will receive $1,250,000 of any proceeds from this suit after any attorney fees and payment to stockholders, but before any payment to the Company.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 14 -      COMMITMENTS AND CONTINGENCIES (Continued)

               The corporation and a number of its current officers and directors are parties to several lawsuits which purport to be class actions filed on behalf of shareholders of the Corporation. These actions purport to allege violations of federal securities laws in connection with the Company's filing with the Securities and Exchange Commission of a Form 10-SB on October 28, 1998. On March 20, 2000, a consolidated complaint was filed in the United States district court in Maryland. The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken representation of all of the defendants in the several lawsuits. The Policy contains a $150,000 retention, applicable to defense costs which the insurance company has waived. The parties have agreed to a settlement. The Company expects court approval by April 2001.

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

               In December 1999, the former shareholders of ACC Telecom filed liens against all the assets of ACC Telecom and the corporate stock representing said ownership to secure a note payable of $683,298 due them in connection with the sale of ACC Telecom in May 1998.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 14 -      COMMITMENTS AND CONTINGENCIES (Continued)

               The Phone Stop has a line of credit with Verizon Wireless for inventory. Verizon Wireless filed a lien against The Phone Stop for all inventory from Verizon Wireless and accounts receivable.

               The Company is also a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that exposure from these claims and lawsuits have either been provided for or do not have a material effect on the financial position of the Company at December 31, 2000.

NOTE 15 -      CONVERTIBLE PREFERRED STOCK

               The following Convertible Preferred stock shares were issued and outstanding:


                                                                                           December 31,
                                                                                 ----------------------------
                                                                                     2000              1999
                                                                                 ----------         ---------
               Series A, $1 par value; 200,000 shares authorized                         -           200,000
               Series E, $1 par value; 21,600 shares authorized                          -            21,600
               Series F, $1 par value; 52,500 shares authorized                          -            52,500
               Series G, $1 par value; 350,000 shares authorized                   350,000                 -
                                                                                  ---------         ---------
                                                                                   350,000           274,100
                                                                                 ==========          ========

               In 1998, the Company issued 200,000 shares of non-cumulative Series A preferred stock in conjunction with the acquisition of ACC Telecom. The preferred stock is convertible after a two-year holding period into the greater of $2,000,000 worth of common stock based on the fair market value price per share of common stock on May 18, 2000 or 2,000,000 shares of the Company's common stock. The preferred stock is not entitled to share in dividends; however, if a dividend is declared on the common stock, or the market price of the Company's common stock exceeds $2.00 per share, the preferred stock may be converted prior to the end of the two year holding period. In the event of the conversion, the common stock issued will be subject to restrictions under Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $1,700,000.

               On November 20, 1998, the Company issued 21,600 shares of non-cumulative Series E preferred stock in conjunction with the acquisition of Voice Quest. The preferred stock automatically converts after a two year holding period into the greater of $270,000 worth of common stock based on the fair market value per share of common stock on November 20, 2000 or 216,000 shares of common stock subject to restrictions under Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $223,141.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 15 -      CONVERTIBLE PREFERRED STOCK (Continued)

               On December 1, 1998, the Company issued 52,500 shares of non-cumulative Series F preferred stock in conjunction with the acquisition of RomNet. The preferred stock automatically converts after a two year holding period into the greater of $700,000 worth of common stock based on the fair market value per share of common stock on December 1, 2000 or 525,000 shares of common stock subject to restrictions under Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $578,512.

               On June 1, 2000, the Company issued 350,000 shares of non-cumulative Series G preferred stock in conjunction with the acquisition of Federation. The preferred stock shall be converted into common stock on the date which occurs ninety (90) days following the end of the fourth full calendar quarter for no less than face value based on the Company cash flow and discounted fair market value per share of common stock. In the event of the conversion, the common stock issued will be subject to restrictions under Section 144 of the Securities Act of 1934. The shares were valued at a discounted valuation of $35,000.

NOTE 16 -      COMMON STOCK

               During 2000 and 1999, the Company entered into various transactions that include issuance of its common stock. The number of shares issued in each transaction was determined through negotiations among the parties. The per share value of stock exchanged varied among transactions that were similar in nature, based on the time the terms were agreed upon by the parties. Exclusive of the shares exchanged for acquisitions, per share values ranged from $0.15 to $1.10 in 2000 and $0.50 to $4.81 in 1999.

NOTE 17 -      TREASURY STOCK

               During 1997, the Company acquired 1,700,000 shares of common stock for $800,000 ($0.47 per share) in cash and 1,078,019 shares of its common stock in settlement of notes receivable of $481,000 ($0.45 per share) from affiliates.

               During 2000, the Company received 600,000 shares of its common stock in settlement of notes receivable of $581,280 ($0.97 per share) from a third party.

NOTE 18 -      STOCK OPTIONS

               Stock Options
               -------------
               In January 1999, two Directors of the Company were each granted options to purchase 50,000 shares of common stock at an exercise price of $2.14 per share. The options vest immediately and expire on January 4, 2001.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 18 -      STOCK OPTIONS (Continued)

               In October 1998, two Directors of the Company were each granted options to purchase 50,000 shares of common stock of the Company at an average exercise price of $0.94 per share. These options were exercised in 1999.

               On April 8, 1998 the Chairman of the Company was granted options to purchase 1,000,000 shares of common stock of the company at an exercise price of $0.45 per share. These options will vest when the company achieves an operating pretax income of at least $1,000,000 for each of two consecutive quarters. These options expire on December 31, 1999. Additional options for 500,000 shares were also issued which have an exercise price of $0.10 per share and vest upon the Company successfully completing an offering of 5 million shares of the Company stock or $5,000,000, whichever is lower, or achieving a $1,000,000 net profit at the end of a fiscal year. As of December 31, 2000 none of the options had been exercised. An extension for the options was granted until December 31, 2001.

               Also, the Chairman, in a renewed employment agreement on September 28, 2000, was issued 1,500,000 additional options, 33 1/3% vest immediately and the balance on the first two anniversary dates of the renewed agreement.

               Stock Options (continued)
               -------------------------
               On April 8, 1998 the Secretary of the Company was granted options to purchase 250,000 shares of common stock of the Company, which are exercisable immediately at an exercise price of $0.45 per share. In addition, in the event the Company completes a public offering of at least 5 million shares of common stock or realizes at least $5,000,000 through such an offering the Secretary will have the option to purchase additional 100,000 shares of common stock for 0.10 per share. As of December 31, 2000, none of the options were exercised.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 18 -      STOCK OPTIONS (Continued)

               Also, the CEO, in a renewed employment agreement on September 28, 2000, was issued 1,500,000 additional options, 33 1/3% vest immediately and the balance on the first two anniversary dates of the renewed agreement.

               The following table summarizes the option activity during 2000 and 1999:


                                                                          2000                         1999
                                                             -------------------------    ----------------------------
                                                                            Weighted                        Weighted
                                                                             Average                         Average
                                                                            Exercise                        Exercise
                                                                 Shares      Price          Shares            Price
                                                             -----------  -----------     -----------     ------------
               Options outstanding at beginning of year        2,900,000         .20         850,000         $0.020
               Options exercised                                 541,666         .935     (   50,000)         0.935
               Adjustment due to change in stock price (1)             -            -              -              -
               Options granted                                         -            -        100,000          0.530
                                                             -----------            -        -------        --------

               Options outstanding at end of year              2,900,000                   2,900,000
                                                               =========                  ==========

               Options exercisable                             2,900,000                   1,800,000
                                                               =========                  ==========

               Weighted Average Option Price
                Per Share
                Granted                                                         $.530                        $0.530
                Exercised                                                        .93                          0.935
                Adjustments                                                         -                             -
                Outstanding at End of Period                                     .39                          0.390
                Exercisable at End of Period                                     .39                          0.390
               Weighted Average Remaining Life
                Of Options Outstanding                                         30 months                     24 months

               (1) Number of available options increases or decreases as a result of movement in the stock price. See discussion of stock options above.

               The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model, with the following weighted-average assumptions used for grants in 2000 and 1999:


                                                2000                   1999
                                            ------------           ------------
               Risk free interest rate              6.5%                4.63%
               Volatility rate                     84.6%               38.0%
               Expected lives                  1-3 years               2 years

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 18 -      STOCK OPTIONS (Continued)

               The following table represents the proforma earnings for each period presented if the fair values of options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grant:


                                                   2000               1999
                                              -------------      -------------
               Proforma
                 Net (loss)                   $(46,831,200)      $(12,605,392)
                 (Loss) per share
                  Basic                       $(      0.71)      $(      0.21)
                  Diluted                     $(      0.71)      $(      0.21)


NOTE 19 -      WARRANTS

               In December 1998, the Company issued warrants to purchase 250,000 shares of common stock, with 125,000 of the warrants having an exercise price of $0.71 per share and 125,000 of the warrants having an exercise price of $1.25 per share, to Bristol Asset Management, LLC ("Bristol") in connection with Bristol's purchase of common stock. The warrants may be exercised at any time through December 31, 2001. As of December 31, 2000, none of the warrants were exercised. The warrants were adjusted at $0.20 per share with an exercise period at December 8, 2003 and December 31, 2003, respectively.

               In November 1998, the Company issued a warrant to purchase 2 million shares of common stock, at an exercise price of $1.43 per share, to Westshire Trading Company, in consideration for a prepayment on a $2,340,000 note due the Company. The warrant may be exercised at any time prior to November 2000. As of December 31, 2000, the warrant had not been exercised.

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

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 20 -      RELATED PARTY TRANSACTIONS

               Legal fees of approximately $15,566 and $184,495 were incurred with a firm of which a stockholder is the managing partner for the years ended December 31, 2000 and 1999, respectively.

               The Company had made advances to American Motorcycle Leasing Corp. ("AML") in 1999 totaling $206,112. AML is a wholly owned subsidiary of Timecast Corp., a former subsidiary of the Company. An additional $150,470 was advanced to AML in 2000. An officer of the Company is also associated with Timecast Corp.

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

               The Company had a service agreement with a former Secretary of the Company and shareholder fees of approximately -0- and $52,000 in 2000 and 1999 were paid plus use of office space during part of 1999.

               The Company made advances to and has receivables from officers and employees that amount to$283,284 and $29,333 as of December 31, 2000 and 1999, respectively. The advances are non-interest bearing and do not have a specified repayment date. Therefore, these obligations have been shown as non-current assets.

NOTE 21 -      INCOME TAXES

               The components of the provision for income taxes are as follows:

                                                                 For The Years Ended
                                                                     December 31,
                                                           --------------------------------
                                                               2000                1999
                                                           ------------        ------------
               Current Tax Expense
                 U.S. Federal                              $      -            $      -
                 State and Local                                  -                   -
                                                           ------------        ------------
               Total Current                                      -                   -
                                                           ------------        ------------

               Deferred Tax Expense
                 U.S. Federal                                     -                   -
                 State and Local                                  -                   -
                                                           ------------        ------------
               Total Deferred                                     -                   -
                                                           ------------        ------------

               Total Tax Provision (Benefit) from
               Continuing Operations                      $       -            $      -
                                                          =============        =============

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 21 -      INCOME TAXES (Continued)

               The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2000 and 1999:

               Federal Income Tax Rate                   (34.0)%            (34.0)%
               Effect of Valuation Allowance              34.0%              34.0%
                                                   -----------         ----------
               Effective Income Tax Rate                   0.0%               0.0%
                                                   ===========         ==========

               At December 31, 2000 and 1999, the Company had net carry-forward losses of approximately $57,411,371 and $11,846,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

               Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                 ----------------------------
                                                     2000            1999
                                                 ------------     -----------
               Deferred Tax Assets
                 Loss Carry-forwards             $ 15,492,226     $ 4,028,000
                 Less:  Valuation Allowance       (15,492,226)     (4,028,000)
                                                 ------------     -----------
               Net Deferred Tax Assets           $          -     $         -
                                                 ============     ===========

               Net operating loss carry-forwards expire starting in 2008 through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 22 -      SEGMENT INFORMATION

               During 2000 and 1999, the Company operated in two principal industries;

                      a)   Telecommunications
                      b)   Restaurant

               Telecommunications include the development and distribution of software, and telephone operations. Corporate and other includes unallocated corporate costs.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 22 -      SEGMENT INFORMATION (Continued)

               The Company's foreign operations are conducted by Talidan, PTT and Paramount.


                                                                                      Years Ended December 31,
                                                                                ---------------------------------
                                                                                     2000               1999
                                                                                -------------      --------------
               Revenues from external customers:
                Telecommunications                                               $ 15,781,345        $ 18,486,206
                Restaurant                                                          1,561,963           1,843,148
                Corporate                                                                   -                   -
                                                                                 ------------        ------------
                                                                                 $ 17,343,308        $ 20,329,354
                                                                                 ============        ============

               Interest expense:
                Telecommunications                                               $    366,091        $    447,480
                Restaurant                                                             22,510              27,727
                Corporate                                                             250,684             153,072
                                                                                 ------------        ------------
                                                                                 $    639,285        $    628,279
                                                                                 ============        ============

               Income tax expense (benefit):
                Telecommunications                                               $          -        $        140
                Restaurant                                                                  -                   -
                Corporate                                                                   -              19,050
                                                                                 ------------        ------------
                                                                                 $          -        $    119,190
                                                                                 ============        ============
               Depreciation and amortization (including impairment):
                Telecommunications                                               $ 39,624,675        $  4,903,083
                Restaurant                                                             52,050              55,148
                Corporate                                                             132,729             147,886
                                                                                 ------------        ------------
                                                                                 $ 39,809,454        $  5,106,117
                                                                                 ============        ============

               Segment profit (loss) before taxes:
                Telecommunications                                               $(40,100,399)       $ (6,948,661)
                Restaurant                                                           (362,578)            (97,693)
                Corporate                                                          (5,102,398)         (5,234,813)
                                                                                 ------------        ------------
                                                                                 $(45,565,375)       $(12,085,781)
                                                                                 ============        ============

               Segment assets:
                Telecommunications                                               $  7,607,211        $ 47,778,086
                Restaurant                                                            163,399             180,807
                Corporate                                                             952,848             683,691
                                                                                 ------------        ------------
                                                                                 $  8,723,458        $ 48,642,584
                                                                                 ============        ============

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 22 -      SEGMENT INFORMATION (Continued)


                                                                                     Years Ended December 31,
                                                                                 --------------------------------
                                                                                     2000                1999
                                                                                 ------------        ------------
               Expenditure for segment assets:
                Telecommunications                                               $    399,326        $    355,319
                Restaurant                                                              3,629               8,657
                Corporate                                                             110,737              48,936
                                                                                 ------------        ------------
                                                                                 $    513,692        $    412,912
                                                                                 ============        ============


               The following geographic area data for trade revenues is based on product or service delivery location and property, plant, and equipment is based on physical location.


                                                                                          Years Ended December 31,
                                                                                     --------------------------------
                                                                                         2000                1999
                                                                                     ------------        ------------
               Revenues from external customers:
                United States                                                        $ 15,184,920        $ 14,914,382
                Canada                                                                  2,158,217           1,556,650
                Brazil                                                                          -             384,653
                United Kingdom                                                                171              71,101
                Mexico                                                                          -           3,401,568
                                                                                     ------------        ------------
                                                                                     $ 17,343,308        $ 20,329,354
                                                                                     ============        ============

               Segment assets:
                Mexico                                                               $          -        $     59,675
                Canada                                                                     42,807              24,683
                Brazil                                                                          -              26,483
                United Kingdom                                                             53,737           3,793,003
                United States, net of inter-segment receivables                         8,626,914          44,738,740
                                                                                     ------------        ------------
                                                                                     $  8,723,458        $ 48,642,584
                                                                                     ============        ============

NOTE 23 -      GOING CONCERN

               The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2000, the Company has a working capital deficit of $7,766,806 and an accumulated deficit of $70,886,005. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

                       CARNEGIE INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 24 -      SUBSEQUENT EVENTS

               The Company sold its wholly owned interconnect subsidiary Harbor City Corporation, dba ACC Telecom (ACC) of Columbia, Maryland to its former owners Barry and Susan Hunt for $3.5 million, concurrently ending a pending dispute between the parties. The transaction was comprised of $700,000 in cash and notes to be paid over a one-year period, waiver of debt of $800,000 owed from the original purchase agreement and return of 200,000 preferred shares that were convertible to $2,000,000 worth of the Company's restricted common stock.

               PTT has suspended operations since March of 2001 to continue until the company believes market conditions improve sufficiently and can again fund PTT operations.