Form 10QSB
period 2001-03-31
CARNEGIE INTERNATIONAL CORP
filed 2001-05-15
CIK 311172

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended March 31, 2001

                       Commission file number 000-3692114

                       CARNEGIE INTERNATIONAL CORPORATION.
                 (Name of Small Business Issuer in Its Charter)

        Colorado                               13-3692114
  (State of Incorporation)           (IRS Employer Identification No.)

           11350 McCormick Road, Suite 1001, Hunt Valley, Maryland 21031
                    (Address of Principal Executive Offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 72,750,588 shares of Common Stock ($.001 par value) as of March 31, 2001.

     Transitional small business disclosure format: Yes    No X
                                                       ---   ---

                       CARNEGIE INTERNATIONAL CORPORATION

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2001


                                Table of Contents

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Losses:
          Three Months Ended March 31, 2001 and 2000

          Consolidated Balance Sheets:
          March 31, 2001 and December 31, 2000

          Consolidated Statements of Cash Flows:
          Three months ended March 31, 2001 and 2000

          Notes to Consolidated Financial Statements:
          March 31, 2001

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Independent Accountant's Report

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.

  Item 2. Changes in Securities.

  Item 3. Defaults Upon Senior Securities.

  Item 4. Submission of Matters to a Vote of Security Holders.

  Item 5. Other Information.

  Item 6. Exhibits and Reports on Form 8-K.


        The accompanying notes are an integral part of these statements.

                       CARNEGIE INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                  2001          2000
                                                 ------        ------

REVENUES:
     Operating                                $ 4,013,574   $ 4,660,247
     Sale of service contracts                    281,325       414,176
                                              -----------   -----------
                                                4,294,899     5,074,423
COST OF SALES                                   2,031,483     2,825,824
                                              -----------   -----------
GROSS PROFIT                                    2,263,416     2,248,599
                                              -----------   -----------
OPERATING EXPENSES:

     Selling, General & Administrative          2,562,400     2,334,419
     Consulting Agreement                              --       316,044
     Depreciation and Amortization                266,189     1,381,946
                                              -----------   -----------
     Total operating expenses                   2,828,589     4,032,409
                                              -----------   -----------
LOSS FROM OPERATIONS                             (565,173)   (1,783,810)
                                              -----------   -----------
OTHER INCOME (EXPENSE)
     Interest income                                1,848         6,223
     Interest expense                             (81,468)     (140,815)
     Other income                                  27,194       123,012
     Gain on Sale of subsidiary                   893,022           --
                                               ----------    ----------
     Total other income (expense)                 840,596       (11,580)
INCOME/(LOSS) FROM CONTINUING OPERATIONS       ----------    ----------
BEFORE INCOME TAXES                               275,423    (1,795,390)

INCOME TAXES (BENEFIT)                                --            --

INCOME/(LOSS) FROM CONTINUING OPERATIONS          275,423    (1,795,390)

Net Profit (loss) per common share
(basic and assuming dilution)                       $0.00        $(0.03)

Weighted average common shares outstanding
 Basic and diluted                             69,221,888    60,307,889
                                              -----------   -----------
COMPREHENSIVE LOSS:
     Net Profit (loss)                            275,423    (1,795,390)
     Foreign currency translation                     --            --
                                              -----------   -----------
COMPREHENSIVE PROFIT (LOSS)                       275,423    (1,795,390)
                                              ===========   ===========


                See accompanying notes and accountant's report.

                       CARNEGIE INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                        March 31,    December 31,
                                                                           2001           2000
                                                                      ------------   ------------
ASSETS

Current Assets:
   Cash and equivalents                                               $    141,490   $    212,973
   Accounts receivable, net of allowance for doubtful
     accounts                                                            1,229,439      1,656,047
   Notes receivable                                                        717,653              -
   Loans receivable                                                              -         24,000
   Inventory, at cost                                                       84,859        537,311
   Prepaid expenses and other assets                                        81,494         26,975
                                                                      ------------   ------------
Total current assets                                                     2,254,935      2,457,306

Property and equipment, less accumulated depreciation                      759,110      1,179,844
Software development costs, less accumulated amortization                        -              -

Intangible assets, less accumulated amortization                         3,339,604      4,820,322
Due from related parties                                                   250,432        228,417
Other assets                                                               115,092         37,569
                                                                      ------------   ------------
                                                                      $  6,719,173   $  8,723,458
                                                                      ============   ============
LIABILITIES &  STOCKHOLDERS' EQUITY

Current Liabilities
   Notes payable - Banks                                              $          -   $     36,200
   Advance on stock purchases                                              250,000        250,000
   Current maturities of long-term debt                                  1,351,651      1,547,361
   Current maturities of notes payable to stockholders
     and affiliates                                                      1,148,640      1,849,722
   Current maturities of capital lease obligations                         132,532         85,059
   Accounts payable and accrued expenses                                 6,353,224      6,717,374
   Deferred revenue                                                         78,183         75,410
                                                                      ------------   ------------
Total current liabilities                                                9,314,230     10,561,126

Long-term debt less current Maturities                                      86,333        209,757
                                                                      ------------   ------------
   Total Liabilities                                                  $  9,400,563   $ 10,770,883

Stockholders' Equity:

Convertible preferred stock, Series A, B, E, and
  F, $1.00 par value per share; 40,000,000 shares authorized;
  424,100 and 624,100 shares issued and outstanding                        371,600        624,100

Common stock, no par with a stated value of $.01 per share;
  110,000,000 shares authorized; 72,750,588 issued and 69,972,569 outstanding at March 31, 2001 and 70,542,140 issued and 67,764,121
  outstanding at December 31, 2000                                         727,506        705,421

Additional paid-in capital                                              68,903,070     69,582,043
Accumulated deficit                                                    (70,844,775)   (71,120,198)
Foreign currency translation adjustment                                     23,489         23,489
                                                                      ------------   ------------
                                                                          (819,110)      (185,145)
Less treasury stock, at cost                                            (1,862,280)    (1,862,280)
                                                                      ------------   ------------
Stockholders' (deficiency) equity                                       (2,681,390)    (2,047,425)
                                                                      ------------   ------------
                                                                      $  6,719,173   $  8,723,458
                                                                      ============   ============


                See accompanying notes and accountant's report.

                       CARNEGIE INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three Months Ended March 31
                                                           2001                 2000
                                                           -----                -----
Increase (Decrease) in cash and equivalents:
Cash flows from operating activities
         Net Income/(Loss)                                    $  275,423     (1,795,390)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
         Gain on Sale of Subsidiaries                           (893,022)
         Depreciation and amortization                           266,189      1,381,946
         Accounts receivable                                     426,608        646,168
         Due from affiliates                                           -        (21,194)
         Inventory                                               452,452        (13,750)
         Prepaid expenses and other assets                       (54,520)        10,708
         Refundable income taxes                                                (12,046)
 Accounts payable and accrued expenses                          (364,150)       267,142
         Deferred revenue                                          2,773       (144,317)
         Other, net                                             (753,633)      (713,123)
                                                               ---------     ----------
Net cash provided by (used in) operating activities             (641,880)      (393,856)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized Software, Net                                              -              -
Purchase of property and equipment                                     -        (60,122)
Collection of Loans Receivable                                    18,000         20,119
Increase of Notes Receivable                                                    (26,293)
                                                               ---------     ----------
Net cash provided by (used in) investing activities               18,000        (66,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                          286,164        249,826
Sale of common stock                                                             53,701
Proceeds from Sale of Subsidiary                                 350,000
Proceeds from sale of option to purchase common
 stock
Notes Payable Converted to Common Stock                          (83,767)

Proceeds from  Capital Leases                                                    82,563
                                                               ---------     ----------
Net cash provided by (used in) financing activities              552,397        386,090

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                     (71,483)       (74,062)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  212,973        463,374
                                                               ---------     ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 141,490     $  389,312
                                                               =========     ==========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest                          81,468         98,006
Common stock issued in exchange for  services and
 compensation                                                    453,448         50,000
Common stock issued in exchange for acquisitions                 700,000
Convertible Preferred Returned due to the
 Sale of Subsidiary                                              200,000
Convertible preferred converted to common stock
 pursuant to acquisition agreement of Romnet, Inc.                52,500

                See accompanying notes and accountant's report.

                       CARNEGIE INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Carnegie International Corporation ("Company") and its wholly-owned subsidiaries, Talidan Limited, a British Virgin Islands corporation; Profit Through
Telecommunications (Europe) Limited, a United Kingdom corporation; Talidan USA t/a Victoria Station, a Florida corporation; Harbor City Corporation t/a ACC Telecom, a Maryland corporation; Voice Quest, Inc., a Florida corporation; RomNet Support Services, Inc., a Massachusetts corporation; Carnegie Communications, Inc., a Maryland corporation, Paramount International Telecommunciations, Inc. ("Paramount"), a Nevada Corporation and American Telephone & Computers, Inc., a Maryland Corporation; and Federation of Associated Health Systems, A Texas Corporation.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Information
-------------------

During 2001 and 2000, the Company operated in two principal industries: telecommunications and restaurant. Telecommunications include the development and distribution of software, and telephone operations. Corporate and other includes unallocated corporate costs. The Company's foreign operations are conducted by Talidan and PTT.



                                                      Three Months Ended March 31,
                                                          2001            2000
                                                          ----            ----
Revenues from external customers:
 Telecommunications                                     $3,848,089     $ 4,584,683
 Restaurant                                                446,810         489,740
 Corporate                                                       -               -
                                                        ----------     -----------
Total                                                   $4,294,899     $ 5,074,423
                                                        ===========    ===========
Interest expense:
 Telecommunications                                     $   40,410     $    95,687
 Restaurant                                                 17,788           2,319
 Corporate                                                  23,270          42,809
                                                        ----------     -----------
Total                                                   $   81,468     $   140,815
                                                        ==========     ===========
Depreciation and amortization:
 Telecommunications                                     $  218,814     $ 1,354,906
 Restaurant                                                 12,662           9,190
 Corporate                                                  34,713          17,850
                                                        ----------     -----------
Total                                                   $  266,189     $ 1,381,946
                                                        ==========     ===========
Segment profit (loss) before taxes:
 Telecommunications                                     $  (60,490)    $  (946,579)
 Restaurant                                                 27,627         (29,130)
 Corporate                                                 308,286        (819,681)
                                                        ----------     -----------
Total                                                   $  275,423     $(1,795,390)
                                                        ==========     ===========
Segment assets:
 Telecommunications                                     $4,999,067     $46,057,384
 Restaurant                                                234,981         184,974
 Corporate                                               1,485,125         772,414
                                                        ----------     -----------
Total                                                   $6,719,173     $47,014,772
                                                        ==========     ===========
Expenditure for segment assets:
 Telecommunications                                              -     $    49,621
 Restaurant                                                      -          10,501
 Corporate                                                       -               -
                                                        ----------     -----------
Total                                                   $              $    60,122
                                                        ==========     ===========



The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment is based on physical location.



                                                       Three Months Ended March 31,
                                                            2001          2000
                                                            ----          ----
Revenues from external customers:
 United States                                          $4,026,560   $ 4,317,426
 Canada                                                    268,339       752,762
 Mexico                                                          -             -
 Brazil                                                          -             -
 United Kingdom                                                  -         4,235
                                                        ----------   -----------
Total                                                   $4,294,899   $ 5,074,423
                                                        ==========   ===========
Segment assets:
 U.S., net of intersegment receivables                  $6,637,233   $43,671,524
 Canada                                                     42,807        24,683
 Mexico                                                          -             -
 Brazil                                                          -         6,529
 United Kingdom                                             39,133     3,312,036
                                                        ----------   -----------
Total                                                   $6,719,173   $47,014,772
                                                        ==========   ===========


NOTE B - DISPOSITION OF HABOR CITY CORPORATION, D.B.A. ACC TELECOM

On March 23, 2001 the Company sold its wholly owned interconnect subsidiary Harbor City Corporation, d.b.a. ACC Telecom (ACC) of Columbia, Maryland to its former owners Barry and Susan Hunt for $3.5 million, concurrently ending a pending dispute between the parties. The transaction was comprised of $700,000 in cash and notes to be paid over a one (1) year period, waiver of debt of $800,000 owed from the original purchase agreement and return of 200,000 preferred shares that were convertible to $2,000,000 worth of the Company's restricted common stock. The Company's financial statement will reflect a gain of $893,022 on this sale during this reporting quarter. The Company has performed significant tests under Rule 11-01(b) and is not required to provide any additional financial information at this time.

Mr. Hunt was president and Mrs. Hunt was an officer of ACC Telecom when Carnegie acquired it in May of 1998. Mr. Hunt has served as a member of Carnegie's Board of Directors since that time, before resigning on March 1, 2001. (See Changes in Directors and Management).

ACC sold, serviced and installed telephony equipment in the greater Baltimore/Washington area. Under the purchase agreement ACC had the exclusive marketing rights in North America for the Company's MAVIS/(TM)/ voice activated auto attendant. With the sale of ACC the Company will now be able to explore other avenues for marketing this product in North America. It should be noted that the Company has a wholly owned subsidiary in a similar business in the Greater Chicago area. (See 8K filed April 6, 2001, and referenced herein.)

NOTE C - SUBSEQUENT EVENTS

On May 2, 2001 the Company's subsidiary Victoria Station Miami, Inc. received a Complaint for Eviction and Breach of Lease Agreement from its Landlord. The complaint alleges unpaid rent and taxes of $186.610.77. The Company expects that the management of Victoria Station Miami, Inc. will be able to resolve this, but can give no assurance that the eviction will be stayed.

On May 9, 2001 Carnegie's motion to dismiss, regarding a lawsuit commenced by Capital Media Networks, Inc. was upheld by the circuit court of Palm Beach. (See NOTE D - COMMITMENTS AND CONTINGENCIES for lawsuit information).

Carnegie Communications, a subsidiary of the Company involved in the sale and marketing of MAVIS/(TM)/ has ceased activity until further notice and has no current sales staff effective March 1, 2001.

The Company has suspended operations at its subsidiary Profit Thru Telecommunications (Europe) LTD. (PTT) in March. The Suspension will continue until the company believes market conditions improve sufficiently and can again fund PTT operations. All IVR marketing efforts have ceased related to Order Master, Wage Master, Database Management, Profiling and Travel Information. Relationships with Call-a-Card, Security Micro Dot, Employee Supervision and the Scottish Tourist Board will be interrupted since these relationships have not produced profits. The Company still believes that MAVIS/(TM)/ is an extremely attractive and useful product that has great potential. MAVIS/(TM)/ is a voice activated auto attendant. MAVIS/(TM)/ is designed for small business use. MAVIS/(TM)/ eliminates the need for a human telephone operator and incorporates its own voice mail, email and unified message system at a very competitive price. MAVIS/(TM)/ was developed, however using the voice engine of Lernout & Hauspie (L&H). The Company believes the L&H speech engine component of MAVIS/(TM)/ must be changed before any further efforts are made to market the product or develop additional enhancements. There have been substantial and well documented difficulties relating to the voice engine and its producer L&H resulting in a loss of market confidence. To that end, the Company has instructed the remaining employees at PTT to explore a relationship with a new speech engine provider. Vocalis, Speech Works and others are potential development partners currently being pursued by PTT for MAVIS/(TM)/. This will be the only development project for the foreseeable future at PTT and will likely produce no revenue in year 2001. There can be no guarantee that a suitable engine or development partner will be found but the company continues to believe that voice activated products have unlimited market potential and will continue to pursue the development of MAVIS/(TM)/ and MAVIS/(TM)/ derivative products in the future as a key component of the Company's business plan.

NOTE D - COMMITMENTS AND CONTINGENCIES

Operating leases
----------------

The Company's future minimum annual aggregate rental payments for office space, required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

2001            $  703,892
2002               592,701
2003               341,427
2004               510,942
2005               109,940
                ----------
                $2,258,902
                ==========

Employment Agreements
---------------------

The Company has entered into various employment agreements as follows:

 . A five-year agreement commencing May 10, 1996 providing for an annual salary of $80,000, plus certain benefits.

 . A two-year agreement commencing May 15, 1997, with an extension through September 2005, providing for an annual salary of $100,000 - $300,000.

 . A five-year agreement commencing August 18, 1997, providing for an annual salary of $75,000, plus certain benefits.

 . A five-year agreement commencing April 8, 1998, with an extension through April 8, 2005, providing for an annual salary of $350,000, plus bonus.

 . A five-year agreement commencing May 18, 1998 providing for an annual salary of $125,000. This agreement ended with the sale of Harbor City Corporation, d.b.a ACC Telecom (See NOTE B).

 . A five-year agreement commencing July 31, 1998 providing for an annual salary of $75,000. This agreement ended with the sale of Harbor City Corporation, d.b.a ACC Telecom (See NOTE B).

 . Four five-year agreements commencing February 28, 1999, providing for annual salaries of $130,000 each, plus bonuses.

 . A two-year agreement commencing June 1, 2000, providing for an annual salary of $85,000.

On December 21, 1998, Gloria Lucas, personal Representative of the Estate of John Charles Saah, brought suit against Carnegie and two of it's officers in the Northern District of Maryland. This case stems from a series of contracts and negotiations resulting from the acquisition of ECAC by Grandname, the assignment to Carnegie and Carnegie's subsequent sale of ECAC. A settlement agreement was entered into and a dismissal with prejudice only with respect to Carnegie has been filed with the Court. Payments have been made to the Plaintiff through the sale of Carnegie stock belonging to the Estate of John Charles Saah, which has been placed in escrow. Currently, there remains a balance due of approximately $106,000 plus a disputed amount of $130,654, which are recorded as liabilities.

Lisa Kamil, a former broker of ECAC, brought an action against ECAC, n/a Carnegie International Corporation, and Ewing Partners Corporation, d/b/a Value Partner, Limited, which is pending in the Circuit Court for Oakland County, Michigan. This case originates from a number of transactions involving Carnegie's former subsidiary, ECAC, which was sold to Value Partners Limited on January 10, 1998, and a special arrangement between Ms. Kamil, Carnegie and Franklin Bank. The complaint in this action seeks damages in the amount of $150,000. The incidents and matters which are the subject of the Complaint are based on activities caused by First Charter Bank, a subsidiary or affiliate of Ewing Partners Corporation, d/b/a Value Partners. Although the Plaintiff may have a valid claim for a smaller sum, Carnegie believes that it is not at fault in this matter and that Plaintiff is not likely to prevail against Carnegie. Carnegie believes that it has no material liability and may have a strong cross-claim against Value Partners and also a strong third party claim against First Charter Bank, which have not yet been filed. Carnegie intends to vigorously defend itself in this matter and believes it will be successful in defending this litigation to its conclusion or otherwise resolving the same in Carnegie's favor.

On or about August 1, 2000, Joseph Fisher filed suit against Paramount International Telecommunications, Inc. and Call Data Clearing, Inc. for breach of contract. Thereafter, and on or about October 10, 2000, Paramount International Telecommunications, Inc. filed a cross-complaint against Joseph Fisher for breach of fiduciary duty, breach of the implied covenant of good faith dealing, and fair dealing, negligent interference with prospective economic advantage, intentional interference with economic advantage and declaratory relief. The parties have conducted substantial discovery and have recently attended a mediation, to no avail. It is Paramount International Telecommunication, Inc.'s position that the claim is baseless and without merit. Trial is scheduled in this matter for August 2001.

On November 14, 2000, a lawsuit was commenced in Baltimore County Circuit court against Carnegie and several other defendants, including E. David Gable, Carnegie's Chairman, Lawrence Gable, a Vice-President of

Carnegie, and John Gable, a Carnegie employee, by Bel-Ken Associates, alleging damages against Carnegie as an alleged guarantor on a breached lease agreement. The Complaint, as amended, requests damages of $76,073.66. Carnegie believes that even if Plaintiff prevails, other defendants will ultimately be liable therefore, although there can be assurance in this regard.

On February 20, 2001, Alltel Communications Products Inc. commenced a lawsuit in Baltimore county Circuit Court against Carnegie, alleging damages for breach of contract involving an alleged distributorship agreement entered into on January 20, 1999. Plaintiff claims that it properly returned certain merchandise to Carnegie and is claiming a refund of $118,855. Carnegie believes that it has valid defenses to the claim and has filed a counterclaim for Plaintiff's material breach of the distributorship agreement. The lawsuit is currently in discovery stages. Carnegie believes that it has no material liability although there can be on assurance in this regard.

On October 25, 2000, Edward Lawson, as stockholder and escrow agent, commenced an interpleader lawsuit against Carnegie, Fountainhead, Inc. and Lucky Dog, LLC in the Blaine County (Idaho) District court. Plaintiff alleges that he and defendants entered into an escrow agreement for transaction involving the purchase and sale of Carnegie Common Stock, pursuant to a November 25, 1999 Letter Agreement. The complaint alleges that Fountainhead delivered certain stock and Lucky Dog delivered $250,000 out of a required $500,000 to plaintiff, and plaintiff in turn delivered the $250,000 to Carnegie. The Letter Agreement required that Lucky Dog fully perform its obligations and tender the full $500,000. Carnegie has fully performed all of the conditions required of it under the Agreement. Lucky Dog has filed a cross claim against Carnegie seeking damages of $500,000 for claims of breach of contract, breach of covenant of good faith and fair dealing, fraud, violation of Idaho Securities Act, and negligence.

On March 22, 2001, Capital Media Networks Inc. commenced a lawsuit in the Circuit Court of Palm Beach, Florida, against Carnegie, alleging damages of $16,333 for breach of contract involving an infomercial. Plaintiff claims that it fully performed the Agreement and is claiming a balance due on the contract. Carnegie believes that it has valid defenses to the claim, and that the Florida court has no jurisdiction. Carnegie filed a motion to dismiss the case on a jurisdictional basis. The motion is currently pending. Carnegie believes that it has substantial defenses and counter claims to the lawsuit, and believes it will be successful in defending this litigation to it's conclusion or otherwise resolving the same in Carnegie's favor, although there can be no assurance in this regard.

Several lawsuits were commenced between November 14, 2000 and January 29, 2001 against Carnegie's subsidary, Talidan USA, Inc.

On May 23, 2000, the Company filed a lawsuit against its former auditors and certain other parties demanding $2.1 billion in damages. The former auditors have filed a Motion to Dismiss, which was vigorously opposed by the Company. Subsequently, the Company has assigned a portion of recovery rights to a third party for consideration of $250,000 cash. Pursuant to this assignment, the third party will receive $1,250,000 of any proceeds from this lawsuit after any attorney's fee and payment to stockholders, but before any payment to the Company.

The corporation and a number of its current officers and directors are parties to several lawsuits, which purport to be class actions filed on behalf of shareholders of the Corporation. These actions purport to allege violations of federal securities laws in connection with the Company's filing with the Securities and Exchange Commission of a Form 10-SB on October 28, 1998. On March 20, 2000, a consolidated complaint was filed in the United States district court in Maryland. The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken representation of all of the defendants in the several lawsuits. The Policy contains a $150,000 retention, applicable to defense costs which the insurance company has waived. The parties have agreed to a settlement. The Company expects court approval by April 2001.

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

The Company is also a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that exposure from these claims and lawsuits have either been provided for or do not have a material effect on the financial position of the Company at March 31, 2001.

NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2001, the Company had a working capital deficit of $7,059,295 and an accumulated deficit of $70,844,775. Based upon the Company's plan of operation the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the Company's working capital. The Company is actively seeking additional equity and debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial conditions and result of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Three Months Ended March 31, 2001 and 2000

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of Company
----------------------

The Corporation is a holding company that operates a group of owned subsidiaries in the telecommunications, Internet support & computer service, and restaurant industry. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The Corporation's telecommunications business includes the development of interactive voice response ("IVR") and voice recognition system software, telecommunication billing clearing services to hospitality, health care and pay-telephone industries for 0+ (credit card) & 0- (operator assisted) calls, the marketing of international long distance call traffic through the promotion of information and entertainment services, and the sale, installation and servicing of telephone equipment. The Internet and computer services include technical support services (help desk) for software and hardware, Internet support services including Web development and e-commerce. The Corporation's restaurant business consists of the ownership and operation of one restaurant located in the Miami, Florida area. A full description of the Company's subsidiaries are in the 2000 10-KSB filed on March 31, 2001

Forward Looking Statements
--------------------------

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

Results of Operations
---------------------

The Company's revenues for the three months ended March 31, 2001, decreased by $779,524 to $4,294,899, as compared to $5,074,423 for the same period in 2000.
Loss from operations decreased $(1,218,637) to $(565,173) for the first three months of 2001, from $(1,783,810) during the three months ended March 31, 2000.

Cost of sales for the three months ended March 31, 2001 were $2,031,483, a decrease of $794,341 from $2,825,824 during the same period in 2000.

Operating expenses decreased $1,203,820 for the first three months of 2001 compared to the same period in 2000. Operating expenses as a percentage of revenues were 65.8% in the first three months of 2001 as compared to 79.5% in 2000. Selling, general and administrative increased $227,981 for the first three months of 2001 to $2,562,400 from $2,334,419 during the three months ended
March 31, 2000.

Other income and expenses for the three months ended March 31, 2001 resulted in net income of $840,596 as compared to net expenses of $(11,580) during the previous three month period ended March 31, 2000. The principal component of other income during the three months ended March 31,2001 was the gain on sale of a subsidiary for $893,022.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, the Company had a working capital deficit of $7,059,295 compared to a working capital deficit of $8,103,820 at December 31, 2000 an increase in working capital of $1,044,525. The increase in working capital was substantially due to the Company's reduction of debt through the sale of a subsidiary. During the three months ended March 31, 2001 and 2000, the Company incurred a cash flow deficit from operating activities of $641,880 in 2001 as compared to a cash flow deficit of $393,856 for the same period in 2000. The

Company invested $0 in equipment during the first three months of 2001 compared to $60,122 during the same period of 2000. The Company met its cash requirements during the first three months of 2001 through the borrowings of short term debt in the amount of $286,164. While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. There are no assurances the Company will be successful in this regard.

The Company is subject to several lawsuits that are discussed in detail below under Part II, Item 1. Carnegie has and intends to vigorously defend the consolidated complaint, which have been filed against the Company and its officers and directors, as well as the consolidated complaint that may be filed later this year. The Complaints filed seeks monetary damages and other relief; however, none specifically allege a defined amount of damages. The Company believes it will be successful in the defense of these actions or a settlement outlined below. There can be no assurance in this regard.

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

     On November 22, 2000 Kathleen Cover and several other persons commenced a lawsuit individually and on behalf of Strongput, Inc. in Baltimore City Circuit Court against Carnegie, and several other defendants, including DAR Products Corporation, a former Carnegie subsidiary until September 15, 1997, E. David Gable, Carnegie's Chairman, Scott Caruthers, a former Carnegie Director and Shareholder, Dashielle Lashra, Scott Caruthers spouse, David Pearl, a former Carnegie Secretary, Richard Greene, a former Carnegie Secretary, and Acting Chief Financial Officer, Gary Dahne, a Carnegie employee, Richard Gershberg, a former law partner of David Pearl, Gershberg and Pearl, Gershberg and Pearl, LLP, Gershberg and Pearl, LLC, Dan Eckert, and Strongput, Inc. Carnegie believes the lawsuit is without merit against it and certain other defendants, and as a result thereof, Plaintiffs on April 13, 2001 agreed to dismiss the lawsuit against Carnegie, E. David Gable, Richard Greene, and Gary Dahne.

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

     On March 21, 2000, the Plaintiffs in the Maryland actions filed a consolidated complaint, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, 15 U.S.C. (S)(S) 78j(b) and 78t(a), as well as SEC Rule 10-b-5, 17 C.F.R. 240.10b-5. The consolidated complaint purports to be a class action filed on behalf of non affiliates who purchased or acquired the Corporations Common Stock in the period from September 15, 1998 to April 30, 1999. An agreement has been reached between the parties. This agreement and its terms require approval by the Court. The settlement will provide for the dismissal of the shareholder suits against the Company and Grant Thornton. The settlement terms include a payment to the shareholders by the Company's insurer in the amount of $2.25 million. The shareholders will also receive $3 million in warrants in the Company's stock and a 3% interest in the Company's suit against Grant Thornton in the Baltimore City Circuit Court, described below. At a hearing on April 27, 2001 Grant Thornton raised questions concerning the effect of the PSLRA on future actions by Carnegie in the Maryland state court litigation commenced by Carnegie against Grant Thornton, described below. The Court has established a schedule to resolve the questions which Grant Thornton has raised. The Court will hold a further hearing on May 31, 2001, to determine the issues which the Court must resolve and to establish a further schedule for resolution of those issues. The Company can give no assurances that the Court will accept the proposals for settlement as agreed to between the Company and the shareholders.

     The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken payment for the representation of all of the defendants, including current and former officers and directors of the Company, in the lawsuit. The SEC also asked the Company and its employees to submit certain documents or information pursuant to a private investigation. The Company's insurance has also paid for the submission of those documents and information. The Company may be subject to repayment of all or some portion of these costs. On May 23, 2000, the Company filed a Complaint against Grant Thornton and Arthur Flach, in the Circuit Court for Baltimore City, alleging claims of breach of contract, negligence in preparation of the Company's 1997 and 1998 financial statements and defamation of certain company officers, who are also plaintiffs in the action. The Complaint entitled Carnegie International
                                                          ----------------------
Corporation, et al. v. Grant Thornton, LLP, et al., Civil No. 24-C-00-002639,
--------------------------------------------------
demands $2.1 billion in damages and is scheduled for trial in October 2001. Grant Thornton filed a Motion to Dismiss certain claims in the Complaint which was vigorously opposed by the Company. A hearing on Grant Thornton's motion was argued before the Court in January 2001, however no decision has yet been rendered. The parties are engaging in the exchange of the documents and expect to commence depositions in early May 2001.

The Company has retained the law firm of William H. Murphy, Jr. and Associates, P.A. with the law firm of Gary, Williams, Parenti, Finny, Lewis, McManus, Watson & Sperando as co-council on a full contingency so the Company will have no financial loss from this action.

Item 2. Changes in Securities.

During this reporting period the Company issued 2,208,448 restricted shares of common stock under Section 4 (2) of the Securities Act of 1933, for cash, payment of services, an acquisition incurred in 2000 and settlement of a lawsuit.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

On March 23, 2001 the Company sold its wholly owned interconnect subsidiary Harbor City Corporation, d.b.a. ACC Telecom (ACC) of Columbia, Maryland to its former owners Barry and Susan Hunt for $3.5 million, concurrently ending a pending dispute between the parties. The transaction was comprised of $700,000 in cash and notes to be paid over a one (1) year period, waiver of debt of $800,000 owed from the original purchase agreement and return of 200,000 preferred shares that were convertible to $2,000,000 worth of the Company's restricted common stock. The Company's financial statement will reflect a gain of $893,022 on this sale during this reporting quarter. The Company has performed significant tests under Rule 11-01(b) and is not required to provide any additional financial information at this time.

Mr. Hunt was president and Mrs. Hunt was an officer of ACC Telecom when Carnegie acquired it in May of 1998. Mr. Hunt has served as a member of Carnegie's Board of Directors since that time, before resigning on March 1, 2001. (See Changes in Directors and Management).

ACC sold, serviced and installed telephony equipment in the greater Baltimore/Washington area. Under the purchase agreement ACC had the exclusive marketing rights in North America for the Company's MAVIS/(TM)/ voice activated auto attendant. With the sale of ACC the Company will now be able to explore other avenues for marketing this product in North America. It should be noted that the Company has a wholly owned subsidiary in a similar business in the Greater Chicago area. (See 8K filed April 6, 2001, and referenced herein.)

On January 13, 2000 (during the Company's halt in the trading of its common stock), the Company entered into a share purchase agreement with Infinity Ventures.net. The agreement was for the investor to purchase Two Million (2,000,000) shares of restricted Common Stock of the Company subject to the provisions of Rule 144 of the Securities Act of 1933 for Thirty Five cents ($0.35) per share, or an aggregate purchase price of Seven Hundred Thousand Dollars. The agreement called for the purchase to be made in three (3) installments, which were all made. The agreement also called for registration rights and penalties, an option to acquire a business owned by the Company in the event the Company's shares do not resume trading within a specified period of time and a yield protection provision. (See exhibit
10.46 to the Corporation's Form 10-KSB filed with the Commission on April 17, 2001 and incorporated by reference herein.) On February 14, 2001 the Company reached an agreement with the investor tied to the Company's action versus its former auditors and the pending merger with Host Funding. The agreement called for the Company and Host to have completed the merger by April 17, 2001. The agreement called for the Company and Infinity to extend the agreement or it reverts back to the terms of the agreement signed on January 13, 2000. The Company has entered into negotiations with Infinity but can give no assurance that the February 14, 2001 agreement will be extended. (See exhibit 10.47 to the Corporation's Form 10-KSB filed with the Commission on April 17, 2001 and incorporated by reference herein.)

The assumptions supporting the current value of goodwill are:
The current intangible value at 3/31/01 is $3,339,604. The $3,339,604 value consists of Goodwill, Customer lists and assembled workforces. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1999 10-KSB/A for applicable periods of amortization. In order to assess the recoverability of the net Goodwill value, a cash flow is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired. Based on cash flow, no impairment of goodwill existed at 3/31/01.

Purchase Agreement Issues
-------------------------

The purchase agreement for Paramount calls for payment due to the Eberle
Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date. The Trust has agreed to accept monthly interest payments until the Company can satisfy this obligation. At this time no payment schedule has been agreed upon. Despite the forbearance of the Eberle Family Trust, the possibility exists for an attempted rescission of this transaction although the Company believes this is unlikely, but there can be no assurances of such. If a payment schedule is not agreed upon by both parties litigation could ultimately result. The Company does not believe this will occur, and can give no assurance of this not happening in the future.

Changes in Directors and Management
-----------------------------------
During the quarter Barry Hunt tendered his resignation as a director of the Company effective March 1, 2001. (See exhibit 99.8 to the Corporation's Form 10-KSB filed with the Commission on April 17, 2001 and incorporated by reference herein.)

Item 6. Exhibits and Reports on Form 8-K.

There was no Form 8-K filed during the Quarter. As a subsequent event the Company filed an 8K on the sale of Harbor City Corporation on April 6, 2001 and is incorporated by reference herein.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CARNEGIE INTERNATIONAL CORPORATION
                                  Registrant


  May 15, 2001                    By: /s/ Lowell Farkas
   Date                           -----------------------
                                      Lowell Farkas
                                      President and Chief Executive Officer

                        INDEPENDENT ACCOUNTANT'S REPORT
                        -------------------------------


To the Stockholders and Board of Directors
Carnegie International, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Carnegie International, Inc. and Subsidiaries as of March 31, 2001, and the related statements of operations, comprehensive income (loss) and cash flows for the three months then ended. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (E) to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (E). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, comprehensive loss, stockholders equity, and cash flows for the year then ended (not presented herein); and in our report dated April 6, 2001, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                     Certified Public Accountants


New York, New York
May 14, 2001