Form 10QSB
period 2001-06-30
CARNEGIE INTERNATIONAL CORP
filed 2001-08-20
CIK 311172

                                        .
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2001



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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 83,675,588 shares of Common Stock ($.001 par value) as of June 30, 2001.

         Transitional small business disclosure format:  Yes     No X
                                                         ---    ---


                      CARNEGIE INTERNATIONAL CORPORATION

                    Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending June 30, 2001

--------------------------------------------------------------------------------

                               Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited).

             Consolidated Statements of Operations: Three Months Ended June 30, 2001 and 2000; six months ended June 30, 2001 and 2000

             Consolidated Balance Sheets:
             June 30, 2001 and December 31, 2000

             Consolidated Statements of Cash Flows:
             Six months ended June 30, 2001 and 2000

             Notes to Consolidated Financial Statements:
             Six months ended June 30, 2001

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

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited).
     The accompanying notes are an integral part of these statements.

Income Statement:


                       Carnegie International Corporation
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                              Three months ended              Six months ended
                                                                    June 30,                       June 30,
                                                             2001             2000            2001           2000
                                                         ------------    ------------    ------------    ------------
REVENUES

  Operating                                              $  2,696,717    $  2,940,853    $  5,273,138    $  6,542,374

  Sale of Service Contracts                                   277,216         367,814         558,541         781,990
                                                         ------------    ------------    ------------    ------------
                                                            2,973,933       3,308,667       5,831,679       7,324,364

COST OF SALES                                               1,624,407       2,040,110       2,931,212       4,547,867
                                                         ------------    ------------    ------------    ------------
GROSS PROFIT                                                1,349,526       1,268,557       2,900,467       2,776,497
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES

  Selling, General & Administrative                         2,099,958       2,229,616       4,130,215       3,939,917

  Consulting Agreement                                           --              --              --           316,044

  Management Bonus                                           (656,250)           --          (656,250)           --

  Third party equity based compensation                     1,000,000         150,469       1,000,000         150,469

  Depreciation and amortization                               192,325       1,283,235         368,277       2,575,959
                                                         ------------    ------------    ------------    ------------
Total operating expenses                                    2,636,033       3,663,320       4,842,242       6,982,389
                                                         ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                       (1,286,507)     (2,394,763)     (1,941,775)     (4,205,892)
                                                         ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)

  Interest income                                                 425           8,097           2,273          13,581

  Interest expense                                           (878,813)       (172,446)       (958,055)       (306,031)

  Other income                                                268,690          63,252         288,731         186,264

  Undistributed Earnings of ACC Telecom                          --           287,366          97,867         321,702

  Gain on Sale of Subsidiary                                     --              --           893,022            --
                                                         ------------    ------------    ------------    ------------
Total other income (expense)                                 (609,698)        186,269         323,838         215,516
                                                         ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                            (1,896,205)     (2,208,494)     (1,617,937)     (3,990,376)

     BEFORE INCOME TAXES

INCOME TAXES (BENEFIT)                                           --              --              --              --

LOSS FROM CONTINUING OPERATIONS                            (1,896,205)     (2,208,494)     (1,617,937)     (3,990,376)

Net Loss per common share (basic and assuming
dilution)                                                $      (0.03)   $      (0.03)    $     (0.02)   $      (0.06)

Weighted average common shares outstanding - basic and
diluted                                                    72,339,116      63,522,923      69,221,888      61,916,779
                                                         ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS:

  Net Loss                                                 (1,896,205)     (2,208,494)     (1,617,937)     (3,990,376)

  Foreign currency translation                                   --              --              --              --
                                                         ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS                                       $ (1,896,205)   $ (2,208,494)   $ (1,617,937)   $ (3,990,376)
                                                         ============    ============    ============    ============


--------------------------------------------------------------------------------

                       Carnegie International Corporation
                           Consolidated Balance Sheet
                                   (Unaudited)



                                                                                      June 30,     December 31,
                                                                                        2001            2000
                                                                                   ------------    ------------
ASSETS
Current Assets:
                Cash and equivalents                                                    134,754    $    212,973
                Accounts receivable, net of allowance for doubtful accounts           1,398,314       1,656,047
                Loan receivable                                                           --            24,000
                Note receivable                                                         676,653
                Inventory                                                               106,937         537,311
                Prepaid expenses                                                        245,431          26,975
                                                                                   ------------    ------------

Total current assets                                                                  2,562,089       2,457,306
Property and equipment, less accumulated depreciation                                   692,196       1,179,844
Other Assets:

                Intangible assets, less accumulated amortization                      3,329,359       4,820,322
                Due from related parties                                                415,543         228,417
                Security deposits and other assets                                       37,300          37,569
                                                                                   ------------    ------------
Total Other Assets                                                                    3,782,202       5,086,308

Total Assets                                                                       $  7,036,487    $  8,723,458
                                                                                   ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
                Notes Payable - Banks                                              $      --       $     36,200
                Advance on Stock purchases                                              250,000         250,000
                Current Maturities of long term debt                                  1,584,198       1,547,361
                Current Maturities of notes payable to stockholders & affiliates      1,090,573       1,849,722
                Current Maturities of capital lease obligations                         111,019          85,059
                Accounts payable and accrued liabilities                              5,450,842       6,717,374
                Deferred revenue                                                         81,730          75,410
                                                                                   ------------    ------------

Total current liabilities                                                             8,568,362      10,561,126

Long Term Liabilities
                Long term debt, less current maturities                                  86,333         209,757
                Long term capital lease obligations, less current maturities             20,185
                Notes Payable                                                            58,067
                                                                                   ------------    ------------

Total Long Term Liabilities                                                             164,585         209,757

Total Liabilities                                                                     8,732,947      10,770,883

Stockholders' Equity:
    Convertible preferred stock par value, Series A, E, G, H, J, K.
       $1.00 par value per share; 40,000,000 shares authorized; 3,148,259
       issued at June 30, 2001 and 624,100 issued at June 30, 2000                    3,148,259         624,100
    Common stock, no par with a stated value of $.01 per share; 110,000,000 shares authorized 86,453,607 issued and 83,675,588 outstanding at June
       30, 2001; 71,334,748 issued and 68,556,729 outstanding at June 30, 2000          864,536         705,421
    Additional paid-in capital                                                       68,867,671      69,582,043
    Accumulated Deficit                                                             (72,738,135)    (71,120,198)
    Foreign currency translation adjustment                                              23,489          23,489
                                                                                   ------------    ------------

                                                                                        165,820        (185,145)
Less treasury stock, at cost                                                         (1,862,280)     (1,862,280)
                                                                                   ------------    ------------

Stockholders' equity                                                                 (1,696,460)     (2,047,425)

Total Liabilities & Stockholders Equity                                            $  7,036,487    $  8,723,458
                                                                                   ============    ============


--------------------------------------------------------------------------------

                       Carnegie International Corporation
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                   Six Months
                                                                  Ended June 30,
                                                                      2001          2000
                                                                  -----------    -----------
Increase (decrease) in cash and equivalents:

Cash flows from operating activities
 Net income                                                       $(1,617,937)   $(3,990,376)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                                        368,277      2,769,130
 Gain on sale of subsidiaries                                        (893,022)          --
 Issuance of warrants as compensation                                    --          150,469
 Earnings from sold subsidiary (March 2001)                            97,867
 Accounts receivable                                                 (257,733)       427,979
 Due from affiliates                                                     --           21,244
 Beneficial conversion feature                                        700,000           --
 Imputed interest                                                     800,000           --
 Issuance of common stock as settlement                               300,000           --
 Inventory                                                           (430,374)       (87,842)
 Prepaid expenses & other assets                                      255,757         32,516
 Refundable income taxes                                                 --          (12,046)
 Accounts payable and accrued expenses                               (610,282)      (777,375)
 Deferred revenue                                                       6,320       (163,142)
 Other, net                                                           293,572      1,235,767
                                                                  -----------    -----------
Net cash provided by (used in) operations                            (987,555)      (393,676)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                   (35,828)       (96,481)
 Collection of Loans receivable                                        24,000        104,119
 Collection of Notes receivable                                        35,000       (163,323)
                                                                  -----------    -----------
Net cash provided by (used in) investing activities                    23,172       (155,685)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable                              286,164       (362,684)
 Proceeds from Capital Leases                                            --          171,024
 Proceeds of advance on Stock Purchases                                  --         (391,000)
 Proceeds from consideration of lawsuit                               250,000
 Sale of common stock                                                    --          121,312
 Proceeds from sale of subsidiaries                                   350,000           --
 Proceeds from sale of option to purchase common stock                   --          973,000
                                                                  -----------    -----------
Net cash provided by (used in) financing activities                   886,164        511,652

NET INCREASE (DECREASE) IN CASH AND CASH EQUIV                        (78,219)       (37,709)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       212,973        463,374

                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $   134,754    $   425,665
                                                                  ===========    ===========

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                              158,055        140,308
Common stock issued in exchange for services & compensation           453,448      1,928,629
Common stock issued in exchange for acquisitions                      700,000           --
Convertible Preferred returned due to Sale of Subsidiary              200,000           --
Convertible Preferred shares issued in exchange for acquisition          --          350,000
Convertible preferred converted to common stock                        52,500           --
   pursuant to acquisition agreement of RomNet Support Services
Preferred stock issued in exchange for debts                        1,031,927           --
Preferred stock issued as settlement                                1,500,000           --


--------------------------------------------------------------------------------

CARNEGIE INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30,2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB/A.

In July 2001 the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill And Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001, SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to us beginning January 1, 2002. The amortization of goodwill reduced our net income by $204,722 for the six months ended June 30, 2001. We have not quantified the impact of adopting other provisions of these standards. If amortization of goodwill was not applied during the six month period ending June 30, 2001 and 2000, loss from continuing operations before income tax would have been $1,413,215 and $2,405,362 respectively.

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


SEGMENT INFORMATION

During 2001 and 2000, the Company operated in the following principal industries;
a. Telecommunications
b. Restaurant

Telecommunications include the development and distribution of software and telephone operations.

Corporate and other includes unallocated corporate costs.
The Company's foreign operations are conducted by Talidan and PTT.

--------------------------------------------------------------------------------

                                       Three Months Ended June 30,     Six Months Ended June 30,
                                      ----------------------------    ----------------------------
Revenues from external customers:        2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------
  Telecommunications                  $  2,633,987    $  2,886,813    $  5,044,923    $  6,412,770
  Restaurant                               339,946         421,854         786,756         911,594
  Corporate                                   --              --              --              --
                                      ------------    ------------    ------------    ------------
Total                                 $  2,973,933    $  3,308,667    $  5,831,679    $  7,324,364
                                      ============    ============    ============    ============

Interest expense:
  Telecommunications                  $     38,169    $     98,683    $     76,333    $    187,140
  Restaurant                                12,567           4,639          30,375           6,958
  Corporate                                828,077          69,124         851,347         111,933
                                      ------------    ------------    ------------    ------------
Total                                 $    878,813    $    172,446    $    958,055    $    306,031
                                      ============    ============    ============    ============

Depreciation and amortization:
  Telecommunications                  $    125,816    $  1,243,390    $    254,393    $  2,509,074
  Restaurant                                25,421          18,380          38,083          27,570
  Corporate                                 41,088          21,465          75,801          39,315
                                      ------------    ------------    ------------    ------------
Total                                 $    192,325    $  1,283,235    $    368,277    $  2,575,959
                                      ============    ============    ============    ============

Segment profit (loss) before taxes:
  Telecommunications                  $    545,179    $ (1,160,381)   $    484,689    $ (2,093,451)
  Restaurant                              (190,050)        (14,534)       (159,577)        (43,664)
  Corporate                             (2,251,334)     (1,033,580)     (1,943,049)     (1,853,261)

                                      ------------    ------------    ------------    ------------

Total                                 $ (1,896,205)   $ (2,208,495)   $ (1,617,937)   $ (3,990,376)
                                      ============    ============    ============    ============

Segment assets:
  Telecommunications                  $  5,165,682    $ 45,210,095    $  5,165,682    $ 45,210,095
  Restaurant                               154,857         165,566         154,857         165,566
  Corporate                              1,715,948         801,891       1,715,948         801,891
                                      ------------    ------------    ------------    ------------
Total                                 $  7,036,487    $ 46,177,552    $  7,036,487    $ 46,177,552
                                      ============    ============    ============    ============

Expenditure for segment assets:
  Telecommunications                  $     35,828    $     36,359    $     35,828    $     85,980
  Restaurant                                   --              --              --              --
  Corporate                                    --              --              --           10,501
                                      ------------    ------------    ------------    ------------
Total                                 $     35,828    $     36,359    $     35,828    $     96,481
                                      ============    ============    ============    ============

The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment is based on physical location.

                                        Three Months Ended June 30,   Six Months Ended June 30,
Revenues from external customers:            2001           2000         2001           2000
                                          -----------   -----------   -----------   -----------
  United States                           $ 2,711,939   $ 2,887,606   $ 5,301,346   $ 6,146,306

  Canada                                      261,994       417,000       530,333     1,169,762

  United Kingdom                                 --           4,061          --           8,296
                                          -----------   -----------   -----------   -----------
Total                                     $ 2,973,933   $ 3,308,667   $ 5,831,679   $ 7,324,364
                                          ===========   ===========   ===========   ===========

Segment assets:
  U.S., net of intersegment receivables   $ 6,973,282   $43,317,958     6,973,282   $43,317,958

  Canada                                       42,807        24,683        42,807        24,683

  Brazil                                         --           6,530          --           6,530

  United Kingdom                               20,398     2,828,381        20,398     2,828,381
                                          -----------   -----------   -----------   -----------
Total                                     $ 7,036,487   $46,177,552   $ 7,036,487   $46,177,552
                                          ===========   ===========   ===========   ===========

--------------------------------------------------------------------------------

NOTE B - SUBSEQUENT EVENTS

Subsequent Events

On August 9, 2001 the Company assigned a portion of recovery rights in its litigation against its former auditors and certain other party (the litigation is more fully detailed under Part II, Item 1.) to a third party for consideration of $250,000 cash. Pursuant to this assignment, the third party will receive the greater of $1,250,000 or 6% of the recovery of any proceeds from this lawsuit after any attorney's fee and payment to stockholders, but before any payment to the Company. SEE NOTE C FOR PRIOR AGREEMENTS.

NOTE C - COMMITMENTS AND CONTINGENCIES

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
                         ----------
                         $2,258,902
                         ==========


Employment Agreements

The Company has entered into various employment agreements as follows:

o A five-year agreement commencing May 10, 1996 providing for an annual salary of $80,000, plus certain benefits. This has been extended for one year.

o A two-year agreement commencing May 15, 1997, with an extension through September 2005, providing for an annual salary of $100,000 - $300,000.

o A five-year agreement commencing August 18, 1997, providing for an annual salary of $75,000, plus certain benefits.

o A five-year agreement commencing April 8, 1998, with an extension through April 8, 2005, providing for an annual salary of $350,000, plus bonus.

o Four five-year agreements commencing February 28, 1999, providing for annual salaries of $130,000 each, plus bonuses.

o A two-year agreement commencing June 1, 2000, providing for an annual salary of $85,000.
--------------------------------------------------------------------------------

On December 21, 1998, Gloria Lucas, personal Representative of the Estate of John Charles Saah, brought suit against Carnegie and two of it's officers in the Northern District of Maryland. This case stems from a series of contracts and negotiations resulting from the acquisition of ECAC by Grandname, the assignment to Carnegie and Carnegie's subsequent sale of ECAC. A settlement agreement was entered into and a dismissal with prejudice only with respect to Carnegie has been filed with the Court. Payments have been made to the Plaintiff through the sale of Carnegie stock belonging to the Estate of John Charles Saah, which has been placed in escrow. Currently, there remains a balance due of approximately $89,000 plus a disputed amount of $130,654, which are recorded as liabilities.

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

On or about August 1, 2000, Joseph Fisher filed suit against Paramount International Telecommunications, Inc. and Call Data Clearing, Inc. for breach of contract. Thereafter, and on or about October 10, 2000, Paramount International Telecommunications, Inc. filed a cross-complaint against Joseph Fisher for breach of fiduciary duty, breach of the implied covenant of good faith dealing, and fair dealing, negligent interference with prospective economic advantage, intentional interference with economic advantage and declaratory relief. The parties have conducted substantial discovery and have recently attended a mediation, to no avail. It is Paramount International Telecommunication, Inc.'s position that the claim is baseless and without merit. A mandatory settlement conference is scheduled for October 17, 2001. Trial is scheduled in this matter for October 22, 2001.

On November 14, 2000, a lawsuit was commenced in Baltimore County Circuit court against Carnegie and several other defendants, including E. David Gable, Carnegie's Chairman, Lawrence Gable, a Vice-President of


--------------------------------------------------------------------------------

Carnegie, and John Gable, a Carnegie employee, by Bel-Ken Associates, alleging damages against Carnegie as an alleged guarantor on a breached lease agreement. The Plaintiff sought damages of more than $158,000. A settlement agreement has been reached in this case. Carnegie has no financial obligation as part of the settlement. David Gable is paying $10,000 to the plaintiff and is providing a promissory note in the amount of $100,000.

On February 20, 2001, Alltel Communications Products Inc. commenced a lawsuit in Baltimore county Circuit Court against Carnegie, alleging damages for breach of contract involving an alleged distributorship agreement entered into on January 20, 1999. Plaintiff claims that it properly returned certain merchandise to Carnegie and is claiming a refund of $118,855. Carnegie believes that it has valid defenses to the claim and has filed a counterclaim for Plaintiff's material breach of the distributorship agreement. The lawsuit is currently in discovery stages. Carnegie believes that it has no material liability although there can be no assurance in this regard. A trial date has been set for November 28, 2001.

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

On May 29, 2001 Martinair, Inc., commenced a lawsuit a Baltimore County District Court. The complaint alleges that Martinair provide air travel and is seeking $4,589.50. The Company believes this case is without merit and will defend it in court. There can be no assurance that the Company will prevail. A trial date has been set for September 5, 2001.

Several lawsuits were commenced between November 14, 2000 and June 30, 2001 against Carnegie's former subsidiary, Talidan USA, Inc. The Company believes that any judgments that are or may be entered against Talidan USA, Inc. will have no material impact upon Carnegie's financial statements.

On May 23, 2000, the Company filed a lawsuit against its former auditors and certain other parties demanding $2.1 billion in damages. The former auditors have filed a Motion to Dismiss, which was vigorously opposed by the Company. Subsequently, the Company has assigned a portion of recovery rights to a third party for consideration of $500,000 cash. Pursuant to this assignment, the third party will receive $2,500,000 of any proceeds from this lawsuit after any attorney's fee and payment to stockholders, but before any payment to the Company.

The corporation and a number of its current officers and directors are parties to several lawsuits, which purport to be class actions filed on behalf of shareholders of the Corporation. These actions purport to allege violations of federal securities laws in connection with the Company's filing with the Securities and Exchange Commission of a Form 10-SB on October 28, 1998. On March 20, 2000, a consolidated complaint was filed in the United States district court in Maryland. The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken representation of all of the defendants in the several lawsuits. The Policy contains a $150,000 retention, applicable to defense costs which the insurance company has waived. The parties have agreed to a settlement. Grant Thornton, the Company's former auditor, has objected. A hearing on Grant Thornton's objection is scheduled in October
2001. The Company expects court approval of the settlement, but can give no assurances of court approval.

In November 1999, Victoria Station entered into a financing arrangement with IGT Services, Inc., a discount credit card company, whereby IGT advances funds and is reimbursed a portion of revenues generated by customers who use the IGT credit card. IGT has effected a lien on all Victoria Station assets.
--------------------------------------------------------------------------------

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

The Company contemplated that the proposed merger would close during the second quarter of 2001. In the event that the closing did not occur prior to May 31, 2001, either party shall have the election to terminate the merger by providing written notice of such termination to the other party. The Company was informed by a Press Release by Hosting Funding, Inc (OTC BB: HFDL) dated June 8, 2001 that it has suspended merger negotiations with the Company. The reason given in the press release were not covered by the above agreement and its first amendment thereof.

On June 8, 2001 Cross Host, Inc., a whole owned subsidiary of Host Funding filed suit in Superior Court of California, County of Contra Costa vs. E. David Gable, an individual for $175,000 plus interest and attorney fees. E. David Gable was a guarantor of the advanced funds. The Company will indemnify E. David Gable in this matter. An answer and a cross complaint on behalf of E. David Gable and the Company has been filed in this case. There can be no assurance that the Company will prevail.

The Company is also a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that exposure from these claims and lawsuits have either been provided for or do not have a material effect on the financial position of the Company as of June 30, 2001.

NOTE D - DISPOSITION OF HARBOR CITY CORPORATION, D.B.A. ACC TELECOM

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

NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2001, the Company had a working capital deficit of $6,006,273 and an accumulated deficit of $72,738,135. Based upon the Company's plan of operation the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the

--------------------------------------------------------------------------------

Company's working capital. The Company is actively seeking additional equity and debt financing. The Company believes that since the resumption of trading, additional equity and debt financing will be more readily available. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial conditions and result of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2001 and 2000.

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

Results of Operations
---------------------

The Company's revenues for the six months ended June 30, 2001, decreased by $1,492,685 to $5,831,679 as compared to $7,324,364 for the same period in 2000.
Loss from operations decreased $2,264,117 to $(1,941,775) for the first six months of 2001, from $(4,205,892) during the six months ended June 30, 2000.

--------------------------------------------------------------------------------

The decrease in revenue was due to the loss of client contracts in the telecommunication segment.

Due to the sale of Acc Telecom in March 2001, the consolidated statement of operations has been adjusted to record only the undistributed earnings of Acc Telecom. All other operating categories such as revenue, cost of sales, SG&A, etc. have been eliminated to reflect a more comparable statement.

Cost of sales for the six months ended June, 2001 were $2,931,212, a decrease of $1,616,655 from $4,547,867 during the same period in 2000.

Operating expenses decreased $2,140,147 for the first six months of 2001 compared to the same period in 2000. Operating expenses as a percentage of revenues were 83% in the first six months of 2001 as compared to 95.3% in 2000. Selling, general and administrative increased $190,298 to $4,130,215 from $3,939,917 during the six months ended June 30, 2001.

Management bonus of $(656,250) is an adjustment of accrued bonuses recorded in 1999, but never paid. $1.2m was originally accrued with $75k subsequently paid, leaving a balance of $1.125m. $656,250 was adjusted in June 2001, leaving a current accrued MGT bonus balance of $468,750. The bonus was recorded as part of the Paramount International Telecommunications, Inc. acquisition, in March 1999.

$1m third party based compensation is due to a $1.5m preferred stock settlement with Infinity Ventures. $700k was charged to operating expense as a beneficial conversion feature. The remaining $800k was charged to "imputed" interest expense. Infinity Ventures was also issued 10m shares of common stock as part of the settlement, whereby leading to an additional charge of $300k, to equal the $1m. -- See Item 6 for more information regarding Infinity Ventures.Net.

Other income and expenses for the six months ended June 30, 2001 resulted in total other income of $323,828 as compared to total other income of $215,516 during the six month period ended June 30,2000. The principal components of other income during the six months ended June 30,2001 was the gain on sale of subsidiary for $893,022, plus $250,000 received from a third party for consideration regarding the former auditor lawsuit. Also, as noted above, due to the sale of Acc Telecom in March 2001, the consolidated statement of operations has been adjusted to reflect only the undistributed earnings of Acc Telecom in the other income (expense) section, for the current and prior year periods.

Depreciation and amortization for the six months ended June 30, 2001 and 2000 was $368,277 and $2,575,959 respectively. The decrease of $2,207,682 was due to the impairment of goodwill at 12/31/00 (see note #6 10KSB for the period ended 12/31/00 filed 4/17/01)


Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, the Company had a working capital deficit of $6,006,273 compared to a working capital deficit of $8,103,820 at December 31, 2000 an increase in working capital of $2,097,547. The increase in working capital was mainly due to the Company's conversion of debt to equity and write-off of debt to current officers. During the six months ended June 30, 2001 and 2000, the Company incurred a cash flow deficit from operating activities of $903,788 in 2001 as compared to a cash flow deficit of $393,676 for the same period in 2000. The Company invested $35,828 in property and equipment during the first six months of 2001 compared to $96,481 during the same period of 2000. The Company met its cash requirements during the first six months of 2001 through the sale of a subsidiary and consideration regarding the former auditor lawsuit. While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

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

--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.


       On February 20, 2001 Alltel Communications Products Inc. commenced a lawsuit in Baltimore County Circuit Court against Carnegie, alleging damages for breach of contract involving an alleged distributorship agreement entered into on January 20, 1999. Plaintiff claims that it properly returned certain merchandise to Carnegie and is claiming a refund of $118,855 therefore. Carnegie believes that it has valid defenses to the claim, and has filed a counterclaim for Plaintiff's material breach of the distributorship agreement. The lawsuit is currently in discovery stages. Carnegie believes that it has no material liability although there can be no assurance in this regard. A trial date of November 28, 2001 has been set for this matter.

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

       Carnegie previously reported certain disagreements with J-Net Group, the former owners of Carnegie's subsidiary RomNet, concerning certain payment issues. On March 2, 2000, as previously reported, Carnegie and J-Net agreed to the withdrawal of the Request for Arbitration, without Prejudice to the rights of either party. Carnegie and J-Net has since resolved this matter with the execution by Carnegie of a promissory note in the amount of $112,000, with equal monthly payments over 12 months, commencing March, 2001 and the issuance to J-Net of 525,000 shares of the Corporation's Common Stock in exchange for previously issued 52,500 shares of Series F Preferred. The Company is behind in its payment schedule which it full expects to be current on by September 1, 2001.

       On March 22, 2001 Capital Media Networks Inc. commenced a lawsuit in the Circuit Court of Palm Beach, Florida against Carnegie, alleging damages of $16,333 for breach of contract involving an infomercial. Plaintiff claims that it fully performed the Agreement and is claiming a balance due on the contract. Carnegie believes that it has valid defenses to the claim, and that the Florida court has no jurisdiction. Carnegie filed a motion to dismiss the case on a jurisdictional basis. On May 9, 2001 Carnegie's motion to dismiss was upheld by the Circuit Court of Palm Beach, Florida.

       Several lawsuits were commenced between November 14, 2000 and June 30, 2001 against Carnegie's former subsidiary, Talidan, USA, Inc. The Company believes that any judgments that are or may be entered against Talidan USA, Inc. will have no material impact upon Carnegie's financial statements.

       On May 2, 2001 the Company's subsidiary Victoria Station Miami, Inc. received a Complaint for Eviction and Breach of Lease Agreement from its Landlord. The complaint alleges unpaid rent and taxes of $186.610.77. On May 25, 2001 a final judgment of eviction and termination of the lease was entered in favor of the Landlord. A Writ of Possession was issued but agreed not to be acted upon until August 1, 2001. On August 1, 2001 Victoria Station Miami, Inc. and the Landlord agreed to allow Victoria Station Miami, Inc. to remain in possession for and additional Month. The Company expects that the management of Victoria Station Miami, Inc. will be able to resolve this matter for continued possession, but can give no assurances. The Court also entered a final judgment in favor of the Landlord in the amount of $186,610.77 plus unpaid real estate taxes. The Company believes that the judgment that been entered against Victoria Station Miami, Inc. will have no material impact upon Carnegie's financial statements.

--------------------------------------------------------------------------------

On May 29, 2001 Martinair, Inc., commenced a lawsuit a Baltimore County District Court. The complaint alleges that Martinair provide air travel and is seeking $4,589.50. The Company believes this case is without merit and will defend it in court. There can be no assurance that the Company will prevail. A trial date has been set for September 5, 2001.


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

       On March 21, 2000, the Plaintiffs in the Maryland actions filed a consolidated complaint, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, 15 U.S.C. (S)(S) 78j(b) and 78t(a), as well as SEC Rule 10-b-5, 17 C.F.R. 240.10b-5. The consolidated complaint purports to be a class action filed on behalf of non affiliates who purchased or acquired the Corporations Common Stock in the period from September 15, 1998 to April 30, 1999. An agreement has been reached between the parties. This agreement and its terms require approval by the Court. The settlement will provide for the dismissal of the shareholder suits against the Company and Grant Thornton. The settlement terms include a payment to the shareholders by the Company's insurer in the amount of $2.25 million. The shareholders will also receive $3 million in warrants in the Company's stock and a 3% interest in the Company's suit against Grant Thornton in the Baltimore City Circuit Court, described below. At a hearing on April 27, 2001 Grant Thornton raised questions concerning the effect of the PSLRA on future actions by Carnegie in the Maryland state court litigation commenced by Carnegie against Grant Thornton, described below. The questions raised by Grant Thornton have been briefed by the parties and will be considered by the court at a hearing scheduled for August 21, 2001. The Company can give no assurances that the Court will accept the proposals for settlement as agreed to between the Company and the shareholders.

       The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken payment for the representation of all of the defendants, including current and former officers and directors of the Company, in the lawsuit. The SEC also asked the Company and its employees to submit certain documents or information pursuant to a private investigation. The Company's insurance has also paid for the submission of those documents and information. The Company may be subject to repayment of all or some portion of these costs. On May 23, 2000, the Company filed a Complaint against Grant Thornton and Arthur Flach, in the Circuit Court for Baltimore City, alleging claims of breach of contract, negligence in preparation of the Company's 1997 and 1998 financial statements and defamation of certain company officers, who are also plaintiffs in the action. The Complaint entitled Carnegie International Corporation, et al. v. Grant Thornton, LLP, et al., Civil No. 24-C-00-002639,


--------------------------------------------------------------------------------
demands $2.1 billion in damages and is scheduled for trial in October 2001. Grant Thornton filed a Motion to Dismiss certain claims in the Complaint which was vigorously opposed by the Company. A hearing on Grant Thornton's motion was argued before the Court in February 2001, however no decision has yet been rendered. Discovery in the litigation has been continuing. On June 22, 2001, Grant Thornton filed a motion to extend the discovery deadline and to postpone the October trial date. In a telephonic hearing, the Court extended the fact witness discovery deadline to August 20, 2001 and the expert witness discovery deadline to September 20, 2001, but denied Grant Thornton's request to continue the October trial date. The Court will allow Grant Thornton to again argue its request to continue the October trial date in open court on August 13, 2001. On July 25, 2001 the Company filed a Motion For Default Judgment as to all Counts of the Complaint after the Company learned in a deposition that a Grant Thornton Partner, J.W. Mike Starr, had destroyed and deleted relevant documents from his computer. The Court also has heard argument on the Company's Motion for Default Judgment on August 13, 2001. The Judge has not ruled on this motion. The parties are engaging in the exchange of documents and depositions at this time, which should be completed by months end.

The Company has retained the law firm of William H. Murphy, Jr. and Associates, P.A. with the law firm of Gary, Williams, Parenti, Finny, Lewis, McManus, Watson & Sperando as co-council on a full contingency so the Company will have no financial loss from this action.

Item 2. Changes in Securities.

On June 11, 2001, the Company issued to several creditors, including its Chairman, E. David Gable and its Chief Executive Officer, Lowell Farkas, its Convertible Promissory Notes and Series J Convertible Preferred Stock in exchange for forbearances and/or settlements of amounts due as accrued salaries, expense reimbursements, debts and legal fees in the aggregate amount of $1,026,659. Although the Series J documents are structured as debt instruments to defer income tax liabilities to the holders until the obligations are paid, the Company believes that the holders of the Series J documents will convert the Series J Preferred Stock into shares of common stock of the Company, which conversion will extinguish the debt under the Convertible Promissory notes. The Series J Preferred Stock gives the holders of the Series J Preferred Stock the right, at any time after July 1, 2002, to convert the face amount thereof into restricted shares of Common Stock of the Company at a conversion price determined by using the average closing price of the Company's Common Stock for the 20 trading days prior to June 11, 2001, with a discount of 35% applied for the extended holding period. The holders of the Series J Preferred Stock will not receive dividends thereon, but do receive voting rights equal to the number of shares of common stock underlying the Series J Preferred Stock. The various holders of the Series J Preferred Stock, including Messrs. Gable and Farkas, each acquired the right to vote a significant number of shares on matters requiring stockholder approval. The Series J Preferred Stock may be redeemed by the Company, at the option of the holders, at any time after July 1, 2002 for the face amount thereof.

On June 19, 2001 the Board of Directors of the Company approved a Settlement and Mutual Release Agreement between the Company and a creditor, which provides for the issuance of 10,000,000 shares of common stock of the Company, which is restricted stock, as well as a Convertible Promissory Note of the Company with a face value of $1.5 million, that will be secured by the issuance of Series K Preferred Stock of the Company. The Convertible Promissory Note shall be due and payable, to the extent the Series K Preferred Stock has not been converted, on the earlier of one year from the date thereof or the settlement of the pending legal action against the Company's former auditors. The Series K Preferred Stock issued is convertible at any time prior to maturity at a conversion price determined by using the average closing price of the Company's common stock for the 15 day period prior to conversion, with a 35% discount applied for the holding period. The holders of the Series K Preferred Stock will not receive dividends thereon, but do receive voting rights equivalent to 7,500,000 shares of common stock. The holder of the Series K Preferred Stock was also provided certain demand and piggyback registration rights with respect to the common stock received upon conversion of the Series K Preferred Stock.

During this reporting period the Company issued 992,500 restricted shares of common stock under Section 4 (2) of the Securities Act of 1933, for cash and payment of services.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

The Company has suspended operations at its subsidiary Profit Thru Telecommunications (Europe) LTD. (PTT) in March 2001. The Suspension will continue until the company believes market conditions improve sufficiently and can again fund PTT operations. All IVR marketing efforts have ceased related to Order Master, Wage Master, Database Management, Profiling and Travel Information. Relationships with Call-a-Card, Security Micro Dot, Employee Supervision and the Scottish Tourist Board will be interrupted since these relationships have not produced profits. The Company still believes that MAVIS/(TM)/ is an extremely attractive and useful product that has great potential. MAVIS/(TM)/ is a voice activated auto attendant. MAVIS/(TM)/ is designed for small business use. MAVIS/(TM)/ eliminates the need for a human telephone operator and incorporates its own voice mail, email and unified message system at a very competitive price. MAVIS/(TM)/ was developed, however using the voice engine of Lernout & Hauspie (L&H). The Company believes the L&H speech engine component of MAVIS/(TM)/ must be changed before any further efforts are made to market the product or develop additional enhancements. There have been substantial and well documented difficulties relating to the voice engine and its producer L&H resulting in a loss of market confidence. To that end, the Company has instructed the remaining employees at PTT to explore a relationship with a new speech engine provider. Vocalis, Speech Works and others are potential development partners currently being pursued by PTT for MAVIS/(TM)/. This will be the only development project for the foreseeable future at PTT and will likely produce no revenue in year 2001. There can be no guarantee that a suitable engine or development partner will be found but the company continues to believe that voice activated products have unlimited market potential and will continue to pursue the development of MAVIS/(TM)/ and MAVIS/(TM)/ derivative products in the future as a key component of the Company's business plan.


The assumptions supporting the current value of goodwill are:
The current intangible value at 6/30/01 is $3,274,934. The $3,274,934 value consists of Goodwill, Customer lists and assembled workforces. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1999 10-KSB/A for applicable periods of amortization. In order to assess the recoverability of the net Goodwill value, a cash flow is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are

--------------------------------------------------------------------------------
completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired. Based on cash flow, no impairment of goodwill existed at 6/30/01.

Purchase Agreement Issues

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


Item 6. Exhibits and Reports on Form 8-K.

During the Quarter ending June 30, 2001 the filed three (3) Form 8-K:
1. As a subsequent event the Company filed an 8-K on the sale of Harbor City Corporation on April 6, 2001 and is incorporated by reference herein.
2. On June 26, 2001 the Company filed a Form 8-K (and is incorporated by reference herein) reporting that E. David Gable, Chairman, Lowell Farkas, President and CEO and the former shareholders of Paramount International Telecommunication, Inc agreed to convert monies owing to them by the Company to equity. 3. On June 29, 2001 the Company filed a Form 8-K (and is incorporated by reference herein) as a result of a Settlement and Mutual Release Agreement between the Company and Infinity Ventures.net to settle issues arising out of a transaction on February 13, 2000 (exhibits 10.46 & 10.47 of the Company's 10-KSB filed on April 17, 2001 and incorporated by reference herein).


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARNEGIE INTERNATIONAL CORPORATION
                                                   Registrant


August 17, 2001                        By: /s/ Lowell Farkas
Date                                   ---------------------
                                       Lowell Farkas
                                       President and Chief Executive Officer




--------------------------------------------------------------------------------
                                                                         Page 18