Form 10QSB/A
period 2001-06-30
CARNEGIE INTERNATIONAL CORP
filed 2001-08-22
CIK 311172

                                        .
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10QSB/A

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
                                       Lowell Farkas
                                       President and Chief Executive Officer




--------------------------------------------------------------------------------

                        INDEPENDENT ACCOUNTANT'S REPORT
                        -------------------------------


To the Stockholders and Board of Directors
Carnegie International, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Carnegie International, Inc. and Subsidiaries as of June 30, 2001, and the related statements of operations, comprehensive income (loss) and cash flows for the six months then ended. These financial statements are the responsibility of the company's management.

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


New York, New York
August 17, 2001