Form 10QSB
period 2001-09-30
CARNEGIE INTERNATIONAL CORP
filed 2001-11-19
CIK 311172

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 84,208,088 shares of Common Stock ($.001 par value) as of September 30, 2001.

Transitional small business disclosure format: Yes No X

                      CARNEGIE INTERNATIONAL CORPORATION

                    Quarterly Report on Form 10-QSB for the
                  Quarterly Period Ending September 30, 2001

                               Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited).

             Consolidated Statements of Operations: Three Months Ended Sept. 30, 2001 and 2000; nine months ended September 30, 2001 and 2000

             Consolidated Balance Sheets:
             September 30, 2001 and December 31, 2000

             Consolidated Statements of Cash Flows:
             Nine months ended September 30, 2001 and 2000

             Notes to Consolidated Financial Statements:
             Nine months ended September 30, 2001

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

Income Statement:

                       Carnegie International Corporation
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                              Three months ended               Nine months ended
                                                                 September 30,                    September 30,
                                                             2001             2000           2001            2000
                                                         ------------    ------------    ------------    ------------
REVENUES

  Operating                                              $  4,036,560    $  2,396,213    $  9,294,584    $  8,938,587

  Sale of Service Contracts                                   286,559         332,606         845,100       1,114,596
                                                         ------------    ------------    ------------    ------------
                                                            4,323,119       2,728,819      10,139,684      10,053,183

COST OF SALES                                               3,204,691       1,032,353       6,267,351       5,419,513
                                                         ------------    ------------    ------------    ------------
GROSS PROFIT                                                1,118,428       1,696,466       3,872,333       4,633,670
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES

  Selling, General & Administrative                         2,589,132       2,260,039       5,907,225       6,199,958

  Consulting Agreement                                             --              --              --         316,044

  Management Bonus                                                 --                        (656,250)             --
  Impairment expense                                               --          20,000              --          20,000
  Settlement expense                                                                        1,684,627              --

  Third party equity based compensation                            --              --              --         150,469

  Depreciation and amortization                               156,303       1,287,415         524,581       3,863,374
                                                         ------------    ------------    ------------    ------------
Total operating expenses                                    2,745,435       3,567,454       7,460,183      10,549,845
                                                         ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                       (1,627,007)     (1,870,988)     (3,587,850)     (5,916,175)
                                                         ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)

  Interest income                                                 234           5,894           2,506          19,474

  Interest expense                                            675,136        (146,395)       (282,918)       (452,425)

  Other income                                                300,469          19,784         604,313          45,341

  Undistributed Earnings of ACC Telecom                            --          65,215          97,867         386,917

  Gain on Sale of Subsidiary                                       --              --         893,022              --
                                                         ------------    ------------    ------------    ------------
Total other income (expense)                                  975,839         (55,502)      1,314,790            (693)
                                                         ------------    ------------    ------------    ------------
LOSS BEFORE PROVISION                                        (651,168)     (1,926,490)     (2,273,060)     (5,916,868)

     FOR INCOME TAXES

PROVISION FOR INCOME TAXES                                         --              --              --              --

NET LOSS                                                     (651,168)     (1,926,490)     (2,273,060)     (5,916,868)
                                                         ============    ============    ============    ============

Net Loss per common share - Basic and Diluted            $      (0.01)   $      (0.03)   $      (0.03)   $      (0.09)


Weighted average common shares outstanding - basic and
diluted                                                    83,815,262      69,401,539      76,918,803      64,429,927
                                                         ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS:

NET LOSS                                                     (651,168)     (1,926,490)     (2,273,060)     (5,916,868)

  Foreign currency translation                                     --              --              --              --
                                                         ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS                                       $   (651,168)     (1,926,490)     (2,273,060)     (5,916,868)
                                                         ============    ============    ============    ============

Note: Prior Periods have been restated to conform to current period reporting.

Carnegie International Corporation Consolidated Balance Sheet


                                                                                    (Unaudited)     (Audited)
                                                                                   September 30,   December 31,
                                                                                       2001             2000
                                                                                   ------------    ------------
ASSETS
Current Assets:
            Cash and equivalents                                                         19,070    $    212,973
            Accounts receivable, net of allowance for doubtful accounts               1,172,277       1,656,047
            Loan receivable                                                                  --          24,000
            Note receivable                                                             571,653
            Inventory                                                                    69,511         537,311
            Prepaid expenses and other current assets                                   238,680          26,975
                                                                                   ------------    ------------

Total current assets                                                                  2,071,191       2,457,306
Property and equipment, less accumulated depreciation                                   656,283       1,179,844
Other Assets:

            Intangible assets, less accumulated amortization                          3,255,586       4,820,322
            Due from related parties                                                     72,828         228,417
            Security deposits and other assets                                           37,300          37,569
                                                                                   ------------    ------------
Total Other Assets                                                                    3,365,714       5,086,308

Total Assets                                                                       $  6,093,188    $  8,723,458
                                                                                   ============    ============

LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
            Notes Payable - Banks                                                  $     36,200    $     36,200
            Advance on Stock purchases                                                  250,000         250,000
            Current Maturities of long term debt                                      1,458,337       1,547,361
            Current Maturities of notes payable to stockholders & affiliates          1,148,640       1,849,722
            Convertible Note to stockholder                                           1,418,022              --
            Current Maturities of capital lease obligations                             106,340          85,059
            Accounts payable and accrued liabilities                                  5,231,621       6,717,374
            Deferred revenue                                                             73,216          75,410
                                                                                   ------------    ------------

Total current liabilities                                                             9,722,376      10,561,126

Long Term Liabilities
            Long term debt, less current maturities                                      77,957         209,757
            Long term capital lease obligations, less current maturities                 19,715
                                                                                   ------------    ------------

Total Long Term Liabilities                                                              97,672         209,757

Total Liabilities                                                                     9,820,048      10,770,883

Stockholders' Deficiency:
    Convertible preferred stock par value, Series A, E, G, H, J, K, L. $1.00 par value per share; 40,000,000 shares authorized; 3,148,259
    issued at September 30, 2001 and 624,100 issued at December 31, 2000              1,648,259         624,100
    Common stock, no par with a stated value of $.01 per share; 110,000,000 shares authorized 86,986,100 issued and 84,208,088 outstanding at
    September 30, 2001 70,542,140 issued and 67,764,121 outstanding at
    December 31, 2000                                                                   869,861         705,421
    Additional paid-in capital                                                       68,987,070      69,582,043
    Accumulated Deficit                                                             (73,393,259)    (71,120,198)
    Foreign currency translation adjustment                                              23,489          23,489
                                                                                   ------------    ------------

                                                                                     (1,864,580)       (185,145)
Less treasury stock, at cost                                                         (1,862,280)     (1,862,280)
                                                                                   ------------    ------------

Stockholders' Deficiency                                                             (3,726,860)     (2,047,425)

Total Liabilities & Stockholders Deficiency                                           6,093,188    $  8,723,458
                                                                                   ============    ============

Carnegie International Corporation Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                         Nine Months
                                                                      Ended September 30
                                                                     2001            2000
                                                                 -------------   -----------
Increase (decrease) in cash and equivalents:

Cash flows from operating activities
 Net income                                                       $(2,273,060)   $(5,916,868)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                                        524,581      3,863,374
 Gain on sale of subsidiary                                          (893,022)            --
 Issuance of warrants as compensation                                      --        154,619
 Earnings from sold subsidiary (March 2001)                            97,867
 Accounts receivable                                                  483,770        231,862
 Due from affiliates                                                       --        148,159
 Bad Debt                                                            (115,545)        (4,504)
 Settlement Expense                                                 1,684,027             --
 Inventory                                                            467,800       (155,804)
 Prepaid expenses & other assets                                     (211,436)      (103,493)
 Refundable income taxes                                                   --        (12,046)
 Accounts payable and accrued expenses                             (1,485,753)        (3,374)
 Deferred revenue                                                      (2,194)        46,939
 Other, net                                                           567,858        691,510
                                                                 ------------    -----------
Net cash (used in) operations                                      (1,154,507)    (1,059,626)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                   (81,924)      (482,999)
 Collection of Loans receivable                                        24,000        104,119
 Increase of Notes receivable                                        (210,000)      (221,656)
                                                                 ------------   ------------
Net cash (used in) investing activities                              (267,924)      (600,536)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable                              301,750             --
 Payment on Capital Leases                                            (12,222)       (11,250)
 Payment on Notes Payable                                             (51,000)       (89,800)
Proceeds of advance on Stock Purchases                                     --         48,000
 Proceeds from consideration of lawsuit                               500,000             --
 Sale of common stock                                                      --        465,000
 Proceeds from sale of subsidiary                                     490,000             --
 Proceeds from sale of option to purchase common stock                     --        973,000
                                                                 ------------   ------------
Net cash provided by financing activities                           1,228,528      1,384,950

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (193,903)      (275,212)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       212,973        463,374

                                                                 ------------   ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $     19,070   $    188,162
                                                                 ============   ============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                              249,524        306,532
Income Taxes Paid                                                          --             --
Common stock issued in exchange for services & compensation           480,448      1,933,629
Common stock issued in exchange for acquisitions                      715,000        350,000
Convertible Preferred returned due to Sale of Subsidiary              200,000             --
Convertible Preferred shares issued in exchange for acquisition            --        350,000
Convertible preferred converted to common stock                        52,500             --
   pursuant to acquisition agreement of RomNet Support Services
Preferred stock issued in exchange for debts                        1,031,927             --
Convertible Note issued as settlement                               1,500,000             --
Common Stock issued as settlement                                     300,000             --

CARNEGIE INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB/A.

In July 2001 the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill And Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001, SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment at least annually and not be subjected to amortization. The provisions of SFAS 142 will apply to us beginning January 1, 2002. The amortization of goodwill reduced our net income by $194,007 for the nine months ended September 30, 2001. We have not quantified the impact of adopting other provisions of these standards. If amortization of goodwill was not applied during the nine month period ending September 30, 2001 and 2000, net loss before provision for income tax would have been $2,079,053 and $3,747,987 respectively.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Carnegie International Corporation (Company) and its wholly-owned subsidiaries, Talidan Limited, a British Virgin Islands corporation,; Profit Through Telecommunications (Europe) Limited, a United Kingdom corporation; Talidan USA t/a Victoria Station, a Florida corporation; Harbor City Corporation t/a ACC Telecom, a Maryland corporation; Voice Quest, Inc., a Florida corporation; RomNet Support Services, Inc., a Massachusetts corporation; Carnegie Communications, Inc., a Maryland corporation, Paramount International Telecommunications, Inc. (Paramount), a Nevada Corporation, American Telephone & Computers, Inc., a Maryland Corporation and Federation of Associated Health Systems, Inc., a Texas Corporation and Victoria Station Miami, Inc., a Maryland Corporation..

All significant intercompany accounts and transactions have been eliminated in consolidation.

SEGMENT INFORMATION

During 2001 and 2000, the Company operated in the following principal industries;
a. Telecommunications
b. Restaurant

Telecommunications include the development and distribution of software and telephone operations.

Corporate and other includes unallocated corporate costs. The Company's foreign operations are conducted by Talidan and PTT.

                                       Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                      ----------------------------    ----------------------------
Revenues from external customers:        2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------
  Telecommunications                  $  4,047,806    $  2,370,994    $  9,092,729    $  8,763,612
  Restaurant                               275,313         357,825       1,046,955       1,289,571
  Corporate                                     --              --              --              --
                                      ------------    ------------    ------------    ------------
Total                                 $  4,323,119    $  2,728,819    $ 10,139,684    $ 10,053,183
                                      ============    ============    ============    ============

Interest expense:
  Telecommunications                  $     36,572    $     69,783    $    112,904    $    256,922
  Restaurant                                12,681           3,720          43,056          10,678
  Corporate                               (724,389)         72,892         126,958         184,825
                                      ------------    ------------    ------------    ------------
Total                                 $   (675,136)   $    146,395    $    282,918    $    452,425
                                      ============    ============    ============    ============

Depreciation and amortization:
  Telecommunications                  $    113,880    $  1,246,799    $    368,273    $  3,755,872
  Restaurant                                12,784          (5,155)         50,868          22,416
  Corporate                                 29,639          45,771         105,440          85,086
                                      ------------    ------------    ------------    ------------
Total                                 $    156,303    $  1,287,415    $    524,581    $  3,863,374
                                      ============    ============    ============    ============

Segment profit (loss) before taxes:
  Telecommunications                  $   (123,981    $ (1,069,952)   $    360,229    $ (3,153,408)
  Restaurant                               (95,696)       (156,212)       (258,749)       (199,876)
  Corporate                               (431,491)       (700,326)     (2,374,540)     (2,563,584)

                                      ------------    ------------    ------------    ------------

Total                                 $   (651,168)   $ (1,926,490)   $ (2,273,060)   $ (5,916,868)
                                      ============    ============    ============    ============

Segment assets:
  Telecommunications                  $  4,712,463    $ 44,504,751    $  4,712,463    $ 44,504,751
  Restaurant                               151,914         156,382         151,914         156,382
  Corporate                              1,228,811         890,220       1,228,811         890,220
                                      ------------    ------------    ------------    ------------
Total                                 $  6,093,188    $ 45,551,353    $  6,093,188    $ 45,551,353
                                      ============    ============    ============    ============

Expenditure for segment assets:
  Telecommunications                  $     46,096    $    258,920    $     81,924    $    344,900
  Restaurant                                   --            8,103              --          18,604
Corporate                                      --          119,495              --         119,495
                                      ------------    ------------    ------------    ------------
Total                                 $     46,096    $    386,518    $     81,924    $    482,999
                                      ============    ============    ============    ============

The following geographic area data for trade revenues is based on product or service delivery location and property, plant and equipment are based on physical location.

                                        Three Months Ended Sept 30,   Nine Months Ended Sept 30,
Revenues from external customers:            2001           2000         2001           2000
                                          -----------   -----------   -----------   -----------
  United States                           $ 4,088,508   $ 2,333,126   $ 9,374,740   $ 8,479,432

  Canada                                      234,611       393,003       764,944     1,562,765

  United Kingdom                                   --         2,690            --        10,986
                                          -----------   -----------   -----------   -----------
Total                                     $ 4,323,119   $ 2,728,819   $10,139,684   $10,053,183
                                          ===========   ===========   ===========   ===========

Segment assets:
  U.S., net of intersegment receivables   $ 6,044,587   $43,150,431     6,044,587   $43,150,431

  Canada                                       42,807        24,683        42,807        24,683



  United Kingdom                                5,794     2,376,239         5,794     2,376,239
                                          -----------   -----------   -----------   -----------
Total                                     $ 6,093,188   $45,551,353   $ 6,093,188   $45,551,353
                                          ===========   ===========   ===========   ===========

NOTE: PRIOR PERIODS HAVE BEEN RESTATED TO CONFORM TO CURRENT PERIOD REPORTING

NOTE B - SUBSEQUENT EVENTS

Subsequent Events

On October 19, 2001 the Company assigned a portion of recovery rights in its litigation against its former auditors and certain other party (the litigation is more fully detailed under Part II, Item 1.) to a third party for consideration of $250,000 cash. Pursuant to this assignment, the third party will receive $1,250,000 of the recovery of any proceeds from this lawsuit after any attorney's fee and payment to stockholders, but before any payment to the Company or the right to the Company subsidiary Federation of the Associated Health Systems. SEE NOTE C FOR PRIOR AGREEMENTS.

On October 25, 2001 the Companies subsidiary Victoria Station Miami, Inc. ("VSM") ceased operations due to its inability to stay an order for eviction (see item 1. Legal Proceedings.) The Company decided, due to the fall off in business as a result of the September 11 tragedies affect on the restaurant and travel industries (VSM operated a restaurant adjacent to the Miami International Airport) not to seek a stay of the eviction and provide the require funding need to keep this business open. The Company will have on going cash obligations for $131,000 that had been guaranteed by the Company. The closing, except for the above cash requirements over time, will have no effect on Carnegies Financial Statements.


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

 A three-year agreement commencing July 1, 2001 providing for an annual salary of $125,000 plus bonus and options.

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

Lisa Kamil, a former broker of ECAC, brought an action against ECAC, n/a Carnegie International Corporation, and Ewing Partners Corporation, d/b/a Value Partner, Limited, which had been pending in the Circuit Court for Oakland County, Michigan has been dismissed.

On or about August 1, 2000, Joseph Fisher filed suit against Paramount International Telecommunications, Inc. and Call Data Clearing, Inc. for breach of contract. This was settled during the quarter for a nominal cost to the Company.

On February 20, 2001 Alltel Communications Products Inc. commenced a lawsuit in Baltimore County Circuit Court against Carnegie, alleging damages for breach of contract involving an alleged distributorship agreement entered into on January 20, 1999. Plaintiff claims that it properly returned certain merchandise to Carnegie and is claiming a refund of $118,855 therefore. Carnegie believes that it has valid defenses to the claim, and has filed a counterclaim for Plaintiff's material breach of the distributorship agreement. The lawsuit is currently in discovery stages. Carnegie believes that it has no material liability although there can be no assurance in this regard. Plaintiff, with Carnegies consent has requested that the trial date of November 28, 2001 be adjourned to January 2002.


On October 25, 2000, Edward Lawson, as stockholder and escrow agent, commenced an interpleader lawsuit against Carnegie, Fountainhead, Inc. and Lucky Dog, LLC in the Blaine County (Idaho) District court. Plaintiff alleges that he and defendants entered into an escrow agreement for a transaction involving the purchase and sale of Carnegie Common Stock, pursuant to a November 25, 1999 Letter Agreement. The complaint alleges that Fountainhead delivered certain stock and Lucky Dog delivered $250,000 out of a required $500,000 to plaintiff, and plaintiff in turn delivered the $250,000 to Carnegie. The Letter Agreement required that Lucky Dog fully perform its obligations and tender the full $500,000. Carnegie has fully performed all of the conditions required of it under the Agreement. Lucky Dog has filed a cross claim against Carnegie seeking damages of $500,000 for claims of breach of contract, breach of covenant of good faith and fair dealing, fraud, violation of Idaho Securities Act, and negligence. A hearing is scheduled for November 19, 2001 on the Motion for Judgment.

On May 29, 2001 Martinair, Inc., commenced a lawsuit a Baltimore County District Court. The complaint alleges that Martinair provide air travel and was seeking $4,589.50. The Company believes this case is without merit and will defend it in court. There can be no assurance that the Company will prevail. A trial was held on September 5, 2001 and judgment entered for the Company with all charges dismissed.

Several lawsuits were commenced between November 14, 2000 and September 30, 2001 against Carnegie's former subsidiary, Talidan USA, Inc. The Company believes that any judgments that are or may be entered against Talidan USA, Inc. will have no material impact upon Carnegie's financial statements.

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

The corporation and a number of its current officers and directors are parties to several lawsuits, which purport to be class actions filed on behalf of shareholders of the Corporation. These actions purport to allege violations of federal securities laws in connection with the Company's filing with the Securities and Exchange Commission of a Form 10-SB on October 28, 1998. On March 20, 2000, a consolidated complaint was filed in the United States district court in Maryland. The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken representation of all of the defendants in the several lawsuits. The Policy contains a $150,000 retention, applicable to defense costs which the insurance company has waived. The parties have agreed to a settlement. Grant Thornton, the Company's former auditor, objected. After a hearing on Grant Thornton's objection October 2001, the court ruled that the settlement did not violate provisions of the PSLRA, and that a fairness hearing should be held concerning the terms of the settlement. The parties will submit documents to the court in connection with that fairness hearing in late November. The Company expects court approval of the settlement, but can give no assurances that such court approval will be obtained. Grant Thornton has appealed the court's ruling to the United States Court of Appeals for the Fourth Circuit. The appeal will not delay further proceedings on the settlement agreement. Although the Company is optimistic about the outcome of any appeal, no assurance can be given of the outcome of any such appeal.

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

In connection with the proposed transaction, HFI advanced funds to the Company in the amount of $150,000. The promissory note from the Company is in the amount of $175,000, which includes an amendment fee for an amendment to the merger agreement. A Guarantee Agreement and a Stock Pledge agreement to secure the promissory note from the Company. This note has been personally guaranteed by the Company Chairman E. David Gable.

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

The Company is also a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that exposure from these claims and lawsuits have either been provided for or do not have a material effect on the financial position of the Company as of September 30, 2001.

NOTE D - DISPOSITION OF HARBOR CITY CORPORATION, D.B.A. ACC TELECOM

On March 23, 2001 the Company sold its wholly owned interconnect subsidiary Harbor City Corporation, d.b.a. ACC Telecom (ACC) of Columbia, Maryland to its former owners Barry and Susan Hunt for $3.5 million, concurrently ending a pending dispute between the parties. The transaction was comprised of $700,000 in cash and notes to be paid over a one (1) year period, waiver of debt of $800,000 owed from the original purchase agreement and return of 200,000 preferred shares that were convertible to $2,000,000 worth of the Company's restricted common stock. The Company's financial statement reflects a gain of $893,022 on this sale. The Company has performed significant tests under Rule 11-01(b) and is not required to provide any additional financial information at this time.

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


NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2001, the Company had a working capital deficit of $7,651,185 and an accumulated deficit of $73,393,259. Based upon the Company's plan of operation the Company estimates that existing resources, together with funds generated from operations, will not be sufficient to fund the

Company's working capital. The Company is actively seeking additional equity and debt financing. The Company believes that since the resumption of trading, additional equity and debt financing will be more readily available. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial conditions and result of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Nine Months Ended September 30, 2001 and 2000.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of Company
----------------------

The Corporation is a holding company that operates a group of owned subsidiaries in the telecommunications, Internet support & computer service, and restaurant industry. The Corporation has no direct operating assets or business activity, but does provide management and other services to its subsidiaries. The Corporation's telecommunications business includes the development of interactive voice response (IVR) and voice recognition system software, telecommunication billing clearing services to hospitality, health care and pay-telephone industries for 0+ (credit card) & 0- (operator assisted) calls, the marketing of international long distance call traffic through the promotion of information and entertainment services, and the sale, installation and servicing of telephone equipment. The Internet and computer services include technical support services (help desk) for software and hardware, Internet support services including Web development and e-commerce. The Corporation's restaurant business consists of the ownership and operation of one restaurant located in the Miami, Florida area. A full description of the Company's subsidiaries are in the 2000 10-KSB filed on March 31, 2001

Forward Looking Statements
--------------------------

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

Results of Operations
---------------------

The Company's revenues for the nine months ended September 30, 2001, increased by $86,501 to $10,139,684 as compared to $10,053,183 for the same period in 2000. Loss from operations decreased $2,328,325 to $3,587,850 for the first nine months of 2001, from $5,916,175 during the nine months ended September 30, 2000.

Due to the sale of ACC Telecom in March 2001, the consolidated statement of operations has been adjusted to record only the undistributed earnings of ACC Telecom. All other operating categories such as revenue, cost of sales, SG&A, etc. have been eliminated to reflect a more comparable statement.

Cost of sales for the nine months ended September, 2001 were $6,267,351, an increase of $847,838 from $5,419,513 during the same period in 2000.

Operating expenses decreased $3,089,662 for the first nine months of 2001 compared to the same period in 2000. Operating expenses as a percentage of revenues were 74% in the first nine months of 2001 as compared to 105% in 2000. Selling, general and administrative decreased $292,733 to $5,907,225 from $6,199,958 during the nine months ended September 30, 2001.

Management bonus of $(656,250) is an adjustment of accrued bonuses recorded in 1999, but never paid. $1.2m was originally accrued with $75k subsequently paid, leaving a balance of $1.125m. $656,250 was adjusted in June 2001, leaving a current accrued MGT bonus balance of $468,750. The bonus was recorded as part of the Paramount International Telecommunications, Inc. acquisition, in March 1999.

$1.685m settlement expense is due to a $1.5m convertible note settlement with Infinity Ventures. $1,384,627 was charged to operations as settlement expense with the remaining $115,373 charged to unamortized discount. Infinity Ventures was also issued 10m shares of common stock as part of the settlement, whereby leading to an additional charge of $300k, to equal the $1.685m. -- See Item 6 for more information regarding Infinity Ventures.Net.

Other income and expenses for the nine months ended September 30, 2001 resulted in total other income of $1,314,790 as compared to total other expense of $693 during the nine month period ended September 30,2000. The principal components of other income during the nine months ended September 30,2001 was the gain on sale of subsidiary for $893,022, plus $500,000 received from a third party for consideration regarding the former auditor lawsuit. Also, as noted above, due to the sale of ACC Telecom in March 2001, the consolidated statement of operations has been adjusted to reflect only the undistributed earnings of ACC Telecom in the other income (expense) section, for the current and prior year periods.

Depreciation and amortization for the nine months ended September 30, 2001 and 2000 was $524,581 and $3,863,374 respectively. The decrease of $3,338,793 was due to the impairment of goodwill at 12/31/00 (see note #6 10KSB for the period ended 12/31/00 filed 4/17/01)

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, the Company had a working capital deficit of $7,651,185 compared to a working capital deficit of $8,103,820 at December 31, 2000 an increase in working capital of $452,635. The increase in working capital was mainly due to the Company's conversion of debt to equity and write-off of debt to current officers. During the nine months ended September 30, 2001 and 2000, the Company incurred a cash flow deficit from operating activities of $1,154,507 in 2001 as compared to a cash flow deficit of $1,059,626 for the same period in 2000. The Company invested $81,924 in property and equipment during the first nine months of 2001 compared to $482,999 during the same period of 2000. The Company met its cash requirements during the first nine months of 2001 through the sale of a subsidiary and consideration regarding the former auditor lawsuit. While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

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

                        INDEPENDENT ACCOUNTANT'S REPORT
                        -------------------------------


To the Stockholders and Board of Directors
Carnegie International, Inc. and Subsidiaries


We have reviewed the accompanying consolidated balance sheet of Carnegie International, Inc. and Subsidiaries as of September 30, 2001, and the related statements of operations, comprehensive loss and cash flows for the nine months then ended. These financial statements are the responsibility of the company's management.

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

We have audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, comprehensive loss, stockholders equity, and cash flows for the year then ended (not presented herein); and in our report dated April 6, 2001, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                              Certified Public Accountants


New York, New York
November 15, 2001

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On February 20, 2001 Alltel Communications Products Inc. commenced a lawsuit in Baltimore County Circuit Court against Carnegie, alleging damages for breach of contract involving an alleged distributorship agreement entered into on January 20, 1999. Plaintiff claims that it properly returned certain merchandise to Carnegie and is claiming a refund of $118,855 therefore. Carnegie believes that it has valid defenses to the claim, and has filed a counterclaim for Plaintiff's material breach of the distributorship agreement. The lawsuit is currently in discovery stages. Carnegie believes that it has no material liability although there can be no assurance in this regard. Plaintiff, with Carnegies consent has requested that the trial date of November 28, 2001 be adjourned to January 2001.

Carnegie previously reported certain disagreements with J-Net Group, the former owners of Carnegie's subsidiary RomNet, concerning certain payment issues. On March 2, 2000, as previously reported, Carnegie and J-Net agreed to the withdrawal of the Request for Arbitration, without Prejudice to the rights of either party. Carnegie and J-Net has since resolved this matter with the execution by Carnegie of a promissory note in the amount of $112,000, with equal monthly payments over 12 months, commencing March, 2001 and the issuance to J-Net of 525,000 shares of the Corporation's Common Stock in exchange for previously issued 52,500 shares of Series F Preferred. The Company is behind in its payment schedule which it full expects to be current on by January 1, 2002.

Several lawsuits were commenced between November 14, 2000 and September 30, 2001 against Carnegie's former subsidiary, Talidan, USA, Inc. The Company believes that any judgments that are or may be entered against Talidan USA, Inc. will have no material impact upon Carnegie's financial statements.

On May 2, 2001 the Company's subsidiary Victoria Station Miami, Inc. received a Complaint for Eviction and Breach of Lease Agreement from its Landlord. The complaint alleges unpaid rent and taxes of $186.610.77. On May 25, 2001 a final judgment of eviction and termination of the lease was entered in favor of the Landlord. A Writ of Possession was issued but agreed not to be acted upon until August 1, 2001. On August 1, 2001 Victoria Station Miami, Inc. and the Landlord agreed to allow Victoria Station Miami, Inc. to remain in possession for an additional Month. The Company expected that the management of Victoria Station Miami, Inc. would be able to resolve this matter for continued possession, but can give no assurances. The Court also entered a final judgment in favor of the Landlord in the amount of $186,610.77 plus unpaid real estate taxes. The Company believes that the judgment that been entered against Victoria Station Miami, Inc. will have no material impact upon Carnegie's financial statements.
(See subsequent events)

On May 29, 2001 Martinair, Inc., commenced a lawsuit a Baltimore County District Court. The complaint alleges that Martinair provide air travel and was seeking $4,589.50. The Company believes this case is without merit and will defend it in court. There can be no assurance that the Company will prevail. A trial was held on September 5, 2001 and judgment entered for the Company with all charges dismissed.

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

In August 1999, the Plaintiffs in the several actions which have been filed in Federal Court moved to consolidate their complaints, in accordance with provisions of the Private Securities Law Reform Act of 1995 (the PSLRA). The Company and the other Defendants in those actions consented to the motion and, on or about September 1, 1999, the Court entered an Order consolidating the actions and requiring that a consolidated complaint be filed on or before October 31, 1999. The parties agreed to extend until March 21, 2000 the time within which such a consolidated complaint must be filed.

On March 21, 2000, the Plaintiffs in the Maryland actions filed a consolidated complaint, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act, 15 U.S.C. (S)(S) 78j(b) and 78t(a), as well as SEC Rule 10-b-5, 17 C.F.R. 240.10b-5. The consolidated complaint purports to be a class action filed on behalf of non affiliates who purchased or acquired the Corporations Common Stock in the period from September 15, 1998 to April 30, 1999. An agreement has been reached between the parties. This agreement and its terms require approval by the Court. The settlement will provide for the dismissal of the shareholder suits against the Company and Grant Thornton. The settlement terms include a payment to the shareholders by the Company's insurer in the amount of $2.25 million. The shareholders will also receive $3 million in warrants in the Company's stock and a 3% interest in the Company's suit against Grant Thornton in the Baltimore City Circuit Court, described below. At a hearing on April 27, 2001 Grant Thornton raised questions concerning the effect of the PSLRA on future actions by Carnegie in the Maryland state court litigation commenced by Carnegie against Grant Thornton, described below. In an October 12 ruling, the Federal court denied Grant Thornton's motions to bar Carnegie's state court claims, and it cleared the way for approval of the settlement reached late last year. Certain procedural steps remain to be taken, in the typical process for approval of shareholder class action settlements through approval by the "class."

The Judge also granted the Company's motion to stay the federal court lawsuit filed by certain shareholders against Grant Thornton. As part of the settlement agreement in the class action litigation, Carnegie will be assigned any "class" rights against Grant Thornton which might exist that certain shareholders asserted against Grant Thornton in federal court.

The ruling for the Company rejected Grant Thornton's arguments that issues relating to the Company's proof of damages in the state court litigation must be decided by the federal court. The federal court decided, instead, that all such issues must be decided by the state court. As a result of this ruling, the Company will not be barred by federal law from presenting proof of damages through reference to losses in the Company's market capitalization; the question whether that proof will be allowed is left to the state court, under Maryland law. Grant Thornton has since filed motions in the state court proceedings, seeking to limit the company's proof of damages in the state court litigation. The state court judge has reserved ruling on those motions until after proof of damages has been presented at trial.

Following entry of the federal court's ruling on October 12, Grant Thornton appealed the ruling to the United States Court of Appeals for the Fourth Circuit. The appeal will not delay further proceedings on the settlement agreement. Although the Company is optimistic about the outcome of any appeal, no assurance can be given of the outcome of any such appeal.

The Company can give no assurances that the federal court will accept the proposals for settlement agreed to between the Company and the shareholders. The Company's insurer under its Directors, Officers and Corporate Liability Insurance Policy has undertaken payment for the representation of all of the defendants, including current and former officers and directors of the Company, in the lawsuit. The SEC also asked the Company and its employees to submit certain documents or information pursuant to a private investigation. The Company's insurance has also paid for the submission of those documents and information. The Company may be subject to repayment of all or some portion of these costs.

On May 23, 2000, the Company filed a Complaint against Grant Thornton and Arthur Flach, in the Circuit Court for Baltimore City, alleging claims of breach of contract, negligence in preparation of the Company's 1997 and 1998 financial statements and defamation of certain company officers, who are also plaintiffs in the action. The Complaint entitled Carnegie International Corporation, et al.
v. Grant Thornton, LLP, et al., Civil No. 24-C-00-002639, demands $2.1 billion in damages and is scheduled for trial in October 2001. Grant Thornton filed a Motion to Dismiss certain claims in the Complaint which was vigorously opposed by the Company. A hearing on Grant Thornton's motion was argued before the Court in February 2001, In October, 2001 the Court rendered a decision rejecting all but one of the causes of action subject to Grant Thornton's Motion to Dismiss. On July 25, 2001 the Company filed a Motion For Default Judgment as to all Counts of the Complaint after the Company learned in a deposition that a Grant Thornton Partner, J.W. Mike Starr, had destroyed and deleted relevant documents from his computer. The Court also has heard argument on the Company's Motion for Default Judgment on August 13, 2001. The Court did not find for Carnegie on the default motion, but did write a finding of fact that J.W.Mike Starr did in fact destroy documents. An Order dated October 18, 2001 the Court Granted Grant Thornton's motion to enforce Carnegie's contractual waiver of a jury trial, except for count 8, the Gable and Farkas individual claims, which will be bifurcated for a jury trial at a later date. The Court in another Order dated October 18, 2001, the Court Denied Grant Thornton's motion to modify the scheduling Order. The Court also scheduled the trial to start in the Circuit Court for Baltimore City on Monday, November 5, 2001. Trial commenced on November 5, 2001 in Maryland state court. The trial was expected to last four to six weeks. The Company has retained the law firms of William H. Murphy, Jr. & Associates, P.A.; Blank Rome, LLP; and Gary, Williams, Parenti, Finny, Lewis, McManus, Watson & Sperando as co-counsel in the matter. As a result of the contingent fee arrangements which exist between the company and its lawyers, the company will not incur legal expenses (except a contingent fee taken from the proceeds of any recovery, in the event the litigation is successful).


Item 2. Changes in Securities.

On July 1, 2001, the Company issued to Michael Eberle its Executive Vice President, a Convertible Promissory Note and Series L Convertible Preferred Stock in exchange for amounts due as accrued salary in the aggregate amount of $125,000. Although the Series L documents are structured as debt instruments to defer income tax liabilities to the holders until the obligations are paid, the Company believes that the holders of the Series L documents will convert the Series L Preferred Stock into shares of common stock of the Company, which conversion will extinguish the debt under the Convertible Promissory notes. The Series L Preferred Stock gives the holder of the Series L Preferred Stock the right, at any time after July 1, 2002, to convert the face amount thereof into restricted shares of Common Stock of the Company at a conversion price determined by using the average closing price of the Company's Common Stock for the 20 trading days prior to July 1, 2001, with a discount of 35% applied for the extended holding period. The holders of the Series L Preferred Stock will not receive dividends thereon, but do receive voting rights equal to the number of shares of common stock underlying the Series L Preferred Stock. The holder of the Series L Preferred Stock, acquired the right to vote a significant number of shares on matters requiring stockholder approval. The Series L Preferred Stock may be redeemed by the Company, at the option of the holders, at any time after July 1, 2002 for the face amount thereof.

During this reporting period the Company issued 150,000 restricted shares of common stock under Section 4 (2) of the Securities Act of 1933, for settlement of a prior acquisition and 450,000 shares of non-restricted common stock to individuals for payment of services.


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

The Company's subsidiary, Paramount International Telecommunications, Inc. revenue have been adversely affected by the effects of September 11, 2001. The Companies revenues in a great measure are from its hotel clients. The traffic from hotels during the first week following 9/11/01 was down by 60%. The Company expects by the next 6 months for sales to increase to last years level, but can give no assurances of this.

The assumptions supporting the current value of goodwill are:
The current intangible value at 9/30/01 is $3,210,266. Goodwill is amortized over 15 years. Customer lists and assembled workforces are amortized over a shorter period of time. Please refer to the 1999 10-KSB/A for applicable periods of amortization. In order to assess the recoverability of the net Goodwill value, a cash flow is completed annually and quarterly for each subsidiary that recognizes Goodwill. Cash flow reports are completed for each subsidiary to determine whether or not the cash flow obtained solely from the subsidiary is equal to or greater than the subsidiary's net Goodwill. If it is not, the Goodwill is considered impaired. Based on cash flow, no impairment of goodwill existed during 2001.

Purchase Agreement Issues

The purchase agreement for Paramount calls for payment due to the Eberle Family Trust on May 25, 1999 in the amount of $1,244,774.48. This payment has not been made to date. The Trust has agreed to accept monthly interest payments until the Company can satisfy this obligation. At this time no payment schedule has been agreed upon. Despite the forbearance of the Eberle Family Trust, the possibility exists for an attempted rescission of this transaction although the Company believes this is unlikely, but there can be no assurances of such. If a payment schedule is not agreed upon by both parties' litigation could ultimately result. The Company does not believe this will occur, and can give no assurance of this not happening in the future. This purchase agreement also called for a finder's fee of $350,000 due to Bristol Asset Management. This fee is outstanding and accruing interest at the rate of 15%. The Company believes that this obligation will be cured shortly.


Item 6. Exhibits and Reports on Form 8-K.

A.  During the Quarter ending September 30, 2001, no form 8K was filed.
B. On August 29, 2001, the Company filed a Form S-8 Registration and incorporated by reference herein.

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

10.49 Form S-8 Registration Statement under the Securities Act of 1933 (filed with the Securities and Exchange Commission on August 29,
          2001).

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

99.5 Head of Agreement dated February 18, 2000 between Paramount International Telecommunications, Inc. (PIC), a Nevada Corporation and a wholly owned subsidiary of Carnegie International Corporation, a Colorado Corporation (Carnegie), Federation of Associated Health Services, Inc (FASH) a Texas Corporation and its subsidiary, Transcontinental Communications, Inc. (TCI). (Filed as Exhibit 99.5 to the Corporations Form 10-KSB filed with the Commission on March
          30, 2000 and incorporated by reference herein.)

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CARNEGIE INTERNATIONAL CORPORATION
                                  Registrant




    November 19, 2001                    By: /s/ Lowell Farkas
    Date                               -----------------------
                                       Lowell Farkas
                                       President and Chief Executive Officer